Form 10-Q
period 2020-06-30
Berkeley Lights, Inc.
filed 2020-08-25
CIK 1689657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___ to___
Commission file number: 001-39388
Berkeley Lights, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2515390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5858 Horton Street, Suite 320
Emeryville, California 94608
(Address of principal executive offices, including zip code)
(510) 858-2855
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.00005 par value	BLI	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2020, 63,736,583 shares of the registrant’s common stock, $0.00005 par value per share, were outstanding.

BERKELEY LIGHTS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Berkeley Lights, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

Assets	June 30, 2020	December 31, 2019
	(unaudited)
Current assets:
Cash and cash equivalents	$59,170	$81,033
Trade accounts receivable	10,236	9,334
Inventory	11,908	7,181
Prepaid expenses and other current assets	9,061	7,799
Total current assets	90,375	105,347
Restricted cash	270	270
Property and equipment, net	14,757	16,472
Operating lease right-of-use assets	13,000	7,785
Other assets	1,016	1,135
Total assets	$119,418	$131,009
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$4,270	$3,239
Accrued expenses and other current liabilities	8,099	6,229
Current portion of notes payable	1,596	5,765
Deferred revenue	8,607	9,686
Total current liabilities	22,572	24,919
Notes payable, net of current portion	18,264	14,062
Deferred revenue, net of current portion	1,098	1,461
Lease liability, long-term	11,439	6,784
Total liabilities	53,373	47,226
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.00005 par value. Authorized 101,648,657 shares at June 30, 2020 and December 31, 2019, respectively; issued and outstanding 50,462,272 shares at June 30, 2020 and December 31, 2019, respectively	224,769	224,769
Common stock, $0.00005 par value. Authorized 130,600,000 shares at June 30, 2020 and 124,433,107 at December 31, 2019, respectively; issued and outstanding 3,288,531 and 3,073,067 shares at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	12,431	9,314
Accumulated deficit	(171,155)	(150,300)
Total stockholders’ equity	66,045	83,783
Total liabilities and stockholders’ equity	$119,418	$131,009
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue:
Product revenue	$9,107	$7,795	$19,790	$17,322
Service revenue	1,462	3,968	4,557	7,082
Total revenue	10,569	11,763	24,347	24,404
Cost of sales:
Product cost of sales	2,384	1,949	5,004	4,405
Service cost of sales	1,223	242	2,402	582
Total cost of sales	3,607	2,191	7,406	4,987
Gross profit	6,962	9,572	16,941	19,417
Operating expenses:
Research and development	11,843	9,642	22,819	18,385
General and administrative	4,193	3,080	8,190	5,722
Sales and marketing	3,076	2,452	6,310	4,289
Total operating expenses	19,112	15,174	37,319	28,396
Loss from operations	(12,150)	(5,602)	(20,378)	(8,979)
Other income (expense):
Interest expense	(356)	(350)	(713)	(704)
Interest income	47	270	198	502
Other income (expense), net	37	(488)	62	(1,175)
Loss before income taxes	(12,422)	(6,170)	(20,831)	(10,356)
Provision for income taxes	8	15	24	34
Net loss and net comprehensive loss	$(12,430)	$(6,185)	$(20,855)	$(10,390)

Net loss attributable to common stockholders per share, basic and diluted	$(4.25)	$(2.43)	$(7.29)	$(4.28)
Weighted-average shares used in calculating net loss per share, basic and diluted	3,109,545	2,872,183	3,078,756	2,795,290

See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	50,462,272	$224,769	3,073,067	$—	$9,314	$(150,300)	$83,783
Shares issued in connection with:
Exercise of stock options	—	—	8,580	—	21	—	21
Vesting of shares subject to repurchase from early exercised options	—	—	—	—	88	—	88
Stock-based compensation	—	—	—	—	1,213	—	1,213
Net loss	—	—	—	—	—	(8,425)	(8,425)
Balances at March 31, 2020	50,462,272	$224,769	3,081,647	$—	$10,636	$(158,725)	$76,680
Shares issued in connection with:
Exercise of stock options	—	—	206,884	—	411	—	411
Vesting of shares subject to repurchase from early exercised options	—	—	—	—	88	—	88
Stock-based compensation	—	—	—	—	1,296	—	1,296
Net loss	—	—	—	—	—	(12,430)	(12,430)
Balances at June 30, 2020	50,462,272	$224,769	3,288,531	$—	$12,431	$(171,155)	$66,045

Balances at December 31, 2018	50,462,272	$224,769	2,690,264	$—	$4,860	$(131,998)	$97,631
Shares issued in connection with:
Exercise of stock options	—	—	100,631	—	217	—	217
Stock-based compensation	—	—	—	—	814	—	814
Net loss	—	—	—	—	—	(4,205)	(4,205)
Balances at March 31, 2019	50,462,272	$224,769	2,790,895	$—	$5,891	$(136,203)	$94,457
Shares issued in connection with:
Exercise of stock options	—	—	130,196	—	107	—	107
Stock-based compensation	—	—	—	—	949	—	949
Net loss	—	—	—	—	—	(6,185)	(6,185)
Balances at June 30, 2019	50,462,272	$224,769	2,921,091	$—	$6,947	$(142,388)	$89,328
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(20,855)	$(10,390)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,619	2,342
Stock-based compensation	2,531	1,763
Amortization of operating lease right-of-use assets	944	788
Non-cash interest and other (income) expense related to debt and note receivable agreements	34	(28)
Provision for excess and obsolete inventory	79	155
Loss on impairment of property and equipment	61	689
Change in fair value of embedded derivative	—	62
Equity method losses in Optera Therapeutics Corp.	—	806
Net loss on dissolution of Optera Therapeutics Corp.	—	236
Changes in operating assets and liabilities:
Trade accounts receivable	(902)	5,169
Inventory	(4,547)	(2,015)
Prepaid expenses and other current assets	(1,143)	(199)
Trade accounts payable	1,404	1,022
Deferred revenue	(1,441)	(5,477)
Accrued expenses and other current liabilities	1,249	70
Operating lease liabilities	(1,012)	(832)
Net cash used in operating activities	(20,979)	(5,839)
Cash flows from investing activities:
Purchase of property and equipment	(1,316)	(4,121)
Issuance of notes receivable	—	(1,000)
Net cash used in investing activities	(1,316)	(5,121)
Cash flows from financing activities:
Net proceeds from issuance of preferred stock	432	324
Net cash provided by financing activities	432	324
Net decrease in cash and cash equivalents and restricted cash	(21,863)	(10,636)
Cash and cash equivalents and restricted cash at beginning of period	81,303	99,887
Cash and cash equivalents and restricted cash at end of period	$59,440	$89,251
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)The Company and Basis of Presentation
Description of Business
Berkeley Lights, Inc. (the “Company” or “Berkeley Lights”), was incorporated as a Delaware corporation on April 5, 2011. Berkeley Lights is a leading Digital Cell Biology company focused on enabling and accelerating the rapid development and commercialization of biotherapeutics and other cell-based products. Berkeley Lights’ platform is a fully integrated, end-to-end solution, comprised of proprietary consumables, including our OptoSelect chips and reagent kits, advanced automation systems and advanced application and workflow software.
In 2017, Berkeley Lights incorporated BLI Europe International, Ltd. as a wholly-owned subsidiary in the United Kingdom to support Berkeley Lights’ planned expansion in Europe. Berkeley Lights also established a representative branch office in China during 2019 to support its pre-sales and marketing efforts in the region. Berkeley Lights and its consolidated subsidiary are hereinafter referred to as the “Company”. The Company’s headquarters are in Emeryville, California.
The Company commercially launched its platform in December of 2016, which included its Beacon system and the alpha version of its Opto Cell Line Development 1.0 workflow, targeted to the antibody therapeutics market. In June 2019, the Company launched its desktop Lightning system targeted for assay development and lower throughput workflows, and in early 2020 the Company launched the Culture Station instrument. The Company is expanding the platform capabilities through the commercial launch of additional workflows in its core markets of antibody therapeutics, cellular therapy and synthetic biology.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Berkeley Lights in this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation of S-X of the Securities and Exchange Commission (“the SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of Berkeley Lights’ management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial information have been included.
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and the accompanying notes. Despite the Company’s intentions to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in our Registration Statement on Form S-1, which has been filed with the SEC on July 16, 2020.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Reverse Stock Split
On July 10, 2020, the Board of Directors of the Company approved a 1-for-2 reverse stock split of its issued and outstanding common stock and convertible preferred stock, which was effected on July 14, 2020. All issued and outstanding shares of common stock and convertible preferred stock and related per share amounts contained in the accompanying consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The par value of the authorized stock was not adjusted as a result of the reverse stock split. Other than the par value, all share and per share data shown in the accompanying condensed consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.
Initial Public Offering
The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on July 16, 2020 by the SEC, and the Company’s common stock began trading on the NASDAQ Global Select Market on July 17, 2020. On July 21, 2020, the Company completed its IPO, in which the Company sold 9,315,000 shares of common stock (which included 1,215,000 shares that were offered and sold pursuant to the full exercise of the IPO underwriters’ option to purchase additional shares) at a price to the public of $22 per share. Including the option exercise, the Company received aggregate net proceeds of $188.0 million after deducting offering costs, underwriting discounts and commissions of $16.9 million.
Immediately prior to the completion of the IPO, 50,462,272 shares of convertible preferred stock then outstanding converted into an equivalent number of shares of common stock.
Liquidity
The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced losses from its operations since its inception and has relied primarily on equity and debt financing to fund its operations to date. For the three and six months ended June 30, 2020, the Company had a consolidated net loss of $12.4 million and $20.9 million, respectively. As of June 30, 2020, the Company had cash and cash equivalents of $59.2 million and an accumulated deficit of $171.2 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. Management believes that its cash and cash equivalents balance as of June 30, 2020, as well as the proceeds from the IPO received in July 2020, provide sufficient capital resources to continue its operation for at least 12 months from the issuance date of the accompanying condensed consolidated financial statements.
(2)Summary of Significant Accounting Policies
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
The Company records cash and cash equivalents as restricted when it is unable to freely use such cash and cash equivalents for general operating purposes. At June 30, 2020 and December 31, 2019, restricted cash consists of cash on deposit in a financial institution that is restricted from use for the Company’s corporate credit card program.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table provides a reconciliation of cash and cash equivalents and restricted cash on the condensed consolidated balance sheets to the totals presented on the condensed consolidated statements of cash flows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$59,170	$81,033
Restricted cash	270	270
Total cash and cash equivalents and restricted cash as presented on the condensed consolidated statements of cash flows	$59,440	$81,303
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its account receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s customers’ respective financial conditions, the amounts of receivables in dispute and the current receivables aging and current payment patterns. To the extent identified, account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We have not had any material write-offs or allowance for doubtful accounts in the three and six months ended June 30, 2020 and 2019.
Revenue Recognition
The Company derives revenue from two primary sources, product revenues, which are comprised primarily of direct platform sales revenues and consumables revenues, and service revenues, which are comprised of revenue from joint development agreements, service and warranty, platform support and feasibility studies on the Company’s platforms. Revenues are recognized net of applicable taxes imposed on the related transaction.
The Company recognizes revenue when the Company satisfies the performance obligations under the terms of a contract and control of its products and services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract based on stand-alone selling price, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service.
The Company’s agreements with customers often include multiple performance obligations, which can sometimes be included in separate contracts entered into within a reasonably short period of time. The Company considers an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition.
In order to determine the stand-alone selling price, the Company conducts a periodic analysis to determine whether various goods or services have an observable stand-alone selling price as well as to identify significant changes to current stand-alone selling prices. If the Company does not have an observable stand-alone selling price for a particular good or service, then the stand-alone selling price for

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
that particular good or service is estimated using an approach that maximizes the use of observable inputs. The Company’s process for determining stand-alone selling price requires judgment and considers multiple factors that are reasonably available and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. The Company believes that this method results in an estimate that represents the price the Company would charge for the product offerings if they were sold separately.
For most of its performance obligations, the Company has established stand-alone selling price as a range rather than a single value, such range being plus or minus 15% of the median of observable prices. If the contractually stated prices of all the performance obligations in a contract fall within their respective stand-alone selling price ranges, the Company will allocate the transaction price at the contractually stated amounts. In situations where the contractually stated price for one or more performance obligations in a contract fall(s) outside of their respective stand-alone selling price range, the Company will use the mid-point of the respective stand-alone selling price range for performance obligations in the contract priced outside of their respective stand-alone selling price range(s) and the contract values for performance obligations priced within their respective stand-alone selling price range(s), to allocate the transaction price on a relative stand- alone selling price basis.
Taxes, such as sales, value-add and other taxes, collected from customers concurrent with revenue generating activities and remitted to governmental authorities are not included in revenue. Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in cost of sales.
The following describes the nature of the Company’s primary types of revenue and the revenue recognition policies and significant payment terms as they pertain to the types of transactions the Company enters into with its customers.
Product revenues
Product revenues are comprised of two major revenue streams, direct platform sales and consumables. Direct platform sales revenues are comprised of advanced automation systems (including fully paid workflow licenses) as well as Culture Station instruments. Consumables revenues are comprised of OptoSelect chips required to run the system as well as reagent kits. The Company’s standard arrangement with its customers is generally a purchase order or an executed contract. Revenue on product sales is recognized when control has transferred to the customer which typically occurs when the product has been shipped to the customer, risk of loss has transferred to the customer and the Company has a present right to payment for the system, chip or kit, as applicable. In certain limited circumstances when a product sale includes client acceptance provisions, the Company will first assess such terms to determine if the control of the good is being transferred to the customer in accordance with the agreed-upon specifications in the contract. To the extent that such acceptance provisions can be objectively determined to be aligned with the standard specifications of the arrangement, are defined and easily evaluated for completion, as well as do not afford the customer any additional rights or create additional performance obligations for the Company, such provisions would be determined perfunctory and would not preclude revenue recognition presuming all other criteria are met. If such acceptance provisions are considered to be substantive, revenue is recognized either when client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the client acceptance provisions have been satisfied. Payment terms are generally thirty to ninety days from the date of invoicing.
On a limited basis, the Company also enters into fixed-term sales-type lease arrangements with certain qualified customers. Revenue from sales-type lease arrangements is generally recognized in a manner consistent with platform equipment, assuming all other revenue recognition criteria have been met.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service revenues
Service revenues primarily consist of joint development agreements, service and warranty, platform support and feasibility studies on the Company’s advanced automation systems and workflows. The Company’s services are provided primarily on a fixed fee basis; from time to time these fixed fee contracts may be invoiced at the outset of the arrangements. The Company recognizes revenue from the sale of extended warranty and enhanced service warranty arrangements over the respective period, while revenue on feasibility studies is recognized over time, using an input measure of progress based on costs incurred to date relative to total expected costs. Revenue on platform support is recognized as the services are performed. Service contracts are typically short-term in nature. Payment terms are generally thirty to ninety days from the date of invoicing.
Joint development agreements are agreements whereby the Company provides services for the development of customized advanced automation systems and workflows to meet a specific customer’s needs. Such contracts generally include defined milestones associated with these development activities over extended periods of time, some in excess of twenty-four months. Typically, there are formal customer acceptance clauses as each milestone is completed, and an approval to proceed with the next milestone is generally required. The Company recognizes revenue over time, using an input measure of progress based on costs incurred to date relative to total expected costs. Payment terms are generally thirty to ninety days from the achievement of each milestone.
The Company places a constraint on a variable consideration estimate that focuses on possible future downward revenue adjustments (i.e., revenue reversals) if there is uncertainty that could prevent a faithful depiction of the consideration to which the Company expects to be entitled to. The constraint estimate is reassessed at each reporting date until the uncertainty is resolved.
Contract assets and contract liabilities
Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. The Company’s contract asset balances of $4.0 million and $5.2 million as of June 30, 2020 and December 31, 2019, respectively, are primarily from its development and feasibility study agreements. The Company does not have impairment losses associated with contracts with customers for the three and six months ended June 30, 2020 and 2019.
Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenues have not been recognized based on the Company’s revenue recognition criteria described above. Such amounts are reported as deferred revenue on the consolidated balance sheets. Deferred revenue that is expected to be recognized during the following twelve months is recorded as a current liability and the remaining portion is recorded as non-current.
Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on the condensed consolidated balance sheet based on the timing of when the Company expects to complete the related performance obligations and invoice the customers. Contract liabilities are classified as current or long-term on the condensed consolidated balance sheet based on the timing when the revenue recognition associated to the related customer payments and invoicing is expected to occur.
Costs to obtain or fulfill a contract

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Origination costs relate primarily to the payment of incentive bonuses that are directly related to sales transactions. Fulfillment costs generally include the direct cost of services such as platform support and feasibility studies.
Origination and fulfillment costs that are internal to the Company are generally expensed when incurred because most of those costs are incurred concurrently with the delivery of the related goods and services, which are predominantly recognized at a point in time or short-term in nature. The origination costs that are related to long-term development agreements are capitalized and amortized over the relevant service period.
The origination costs that are related to long-term development agreements are not material as of June 30, 2020 and 2019.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, as presented in the table below. Expenditures for major additions and improvements to property and equipment are capitalized and maintenance and repairs are charged to expense as incurred. Assets not yet placed in use are not depreciated.
The estimated useful lives of Company’s property and equipment are as follows:

Equipment, tooling and molds	5-7 years
Computer equipment and software	3-7 years
Furniture, fixtures and other	3-7 years
Leasehold Improvements	Shorter of lease term or estimated useful life
Other Assets
Other current assets and other assets consist primarily of prepaid rent, prepaid insurance and advance payments made to certain vendors for future delivery of goods or services and software implementation costs for cloud-based hosting arrangements that are a service contract.
The Company expenses all cloud-based hosting arrangement related costs (internal and external) that were incurred in the planning and post-implementation operation stages of such implementations and capitalizes costs related to the application development stage of such projects. The capitalized costs are amortized on a straight-line basis over the estimated useful life of five years starting on the date that the projects are placed into production and are ready for their intended use.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to equity offerings, are capitalized and will be offset against proceeds upon the consummation of the offering within stockholders’ equity. As of December 31, 2019, there were no capitalized deferred offering costs in the condensed consolidated balance sheet and as of June 30, 2020, there were $1.7 million of deferred offering costs which are reported as prepaid and other current assets in the condensed consolidated balance sheets.
Research and Development Costs
Research and development costs primarily consist of salaries, benefits, incentive compensation, stock-based compensation, and allocated facilities costs for employees and contractors engaged in development

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
arrangements, research, regulatory affairs, and product development. The Company expenses all research and development costs in the periods in which they are incurred.
Income Taxes
The Company accounts for income taxes under an asset-and-liability approach. Deferred income taxes comprise the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.
The Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company's policy for interest and penalties related to uncertain tax positions is to recognize interest and penalties, if any, as a component of the provision for income taxes in the condensed consolidated statements of operations and to include accrued interest and penalties within the related tax liability line in the condensed consolidated balance sheets.
For all periods presented, the Company has provided a valuation reserve equal to 100% of its deferred tax assets as the Company is not in a position to determine if its operating plans will be successful and result in taxable income to absorb any loss carryforwards.
Stock-Based Compensation
The Company maintains an incentive compensation plan under which incentive stock options and non-qualified stock options are granted primarily to employees and non-employee consultants.
Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The fair value of stock-based awards is estimated using the Black-Scholes option pricing model. The Company records forfeitures as they occur.
Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels (see Note 6 to these condensed consolidated financial statements):
•Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date for identical assets and liabilities.
•Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.
Product Warranties
The Company provides a one year assurance-type warranty on its platforms and chip consumables. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor, and overhead costs. While management believes that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in the Company’s products could result in actual expenses that are below those currently estimated.
Leases
The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter, if modified. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.
Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive income.
For all leases, rent payments that are based on a fixed index or rate at the lease commencement date are included in the measurement of lease assets and lease liabilities at the lease commencement date.
The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance and insurance, which varies based on future outcomes, and thus is recognized in rent expense when incurred.
The Company also acts as a lessor to provide equipment financing through sales-type lease arrangements with certain qualified customers. Revenue from sales-type leases is presented on a gross basis when the company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business. Amounts due and receivable under these arrangements are recorded at the outset of the arrangement as a contract asset in prepaid expenses and other current assets until such time that invoices are issued in accordance with the terms of the lease, at which point they are recorded as trade accounts receivable in the condensed consolidated balance sheets.
Net Loss Attributable to Common Stockholders Per Share

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Net loss attributable to common stockholders per share is computed by dividing the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive. In computing diluted net loss per share, the Company utilizes the treasury stock method.
The Company applies the two-class method to compute basic and diluted net loss or income per share when it has issued shares that meet the definition of participating securities. The two-class method determines net (loss) or income per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires net (loss) income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all net (loss) income for the period had been distributed. The Company’s convertible preferred stock participates in any dividends declared by the Company and are therefore considered to be participating securities. The participating securities are not required to participate in the losses of the Company, and therefore during periods of loss there is no allocation required under the two-class method.
Recently Issued and Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Credit losses (Topic 326), which sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The standard is effective for fiscal years beginning after December 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted Topic 326 effective January 1, 2020; such adoption did not have a material impact on its condensed consolidated financial statements.
Recently Issued But Not Yet Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to intra-period tax allocations and deferred tax accounting on outside basis differences in foreign subsidiaries and equity method investments. Additionally, it provides other simplifying measures for the accounting for income taxes. ASU 2019-12 is effective for the Company in the first quarter of 2021 and early adoption is permitted. The Company has not yet adopted ASU 2019-12 and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows.
(3)Significant Risks and Uncertainties Including Business and Credit Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company’s cash and cash equivalents are held by large, credit worthy financial institutions. The Company invests its excess cash in money market funds. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these banks may exceed the amounts of insurance provided on such deposits. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.
Most of the Company’s customers are located in the United States and Asia Pacific. For the three and six months ended June 30, 2020, four customers accounted for 18%, 18%, 17% and 16% of revenue and two customers accounted for 15% and 11% of revenue, respectively. For the three and six months ended

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2019, five customers accounted for 16%, 15%, 15%, 15% and 14% of revenue and two customers accounted for 18% and 14% of revenue, respectively.
As of June 30, 2020, four customers comprised 19%, 18%, 17% and 17% of accounts receivable. As of December 31, 2019, four customers comprised 20%, 19%, 18% and 12%, respectively, of accounts receivable.
(4)Revenue From Contracts With Customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by type of customer or sales channel, market segment as defined by nature of workflows and activities of the end customer and timing of revenue recognition (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Type of Sales Channel
Direct sales channel	$8,750	$11,738	$20,731	$24,339
Distributor channel	1,819	25	3,616	65
Net revenues	$10,569	$11,763	$24,347	$24,404

Market Segment
Antibody therapeutics	$9,956	$11,445	$21,777	$23,825
Cell therapy	47	318	398	499
Synthetic biology	566	—	2,172	80
Net revenues	$10,569	$11,763	$24,347	$24,404

Timing of Revenue Recognition
Goods and services transferred at a point in time	$8,890	$7,736	$19,578	$17,263
Services transferred over time	1,679	4,027	4,769	7,141
Net revenues	$10,569	$11,763	$24,347	$24,404
Revenues by geographical markets are presented in Note 17 to these condensed consolidated financial statements.
Contract Balances
The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	June 30, 2020	December 31, 2019
Trade accounts receivable	$10,236	$9,334
Contract assets, which are included in 'Prepaid expenses and other current assets'	4,047	5,234
Deferred revenue (current)	8,607	9,686
Deferred revenue (non-current)	1,098	1,461

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For each of the three and six months ended June 30, 2020 and 2019, changes in the contract assets were associated with feasibility and development agreement revenues, primarily due to the timing difference of progress made on a project and the related right to bill upon completion of a feasibility program or achievement of milestones.
(5)Balance Sheet Accounts
Inventory
The following table shows the components of inventory (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$6,050	$3,392
Finished goods	5,858	3,789
Total	$11,908	$7,181
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	June 30, 2020	December 31, 2019
Contract asset	$4,047	$5,234
Vendor deposits	144	65
Deferred costs	2,239	554
Other	2,631	1,946
Total	$9,061	$7,799
Accrued expenses and other current liabilities
The following table shows the components of accrued expenses and other current liabilities (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and employee related expenses	$2,362	$2,134
Lease liability, short-term	2,558	2,067
Accrued product warranty	1,184	1,065
Accrued legal expenses	995	170
Other	1,000	793
Total	$8,099	$6,229
(6)Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short maturities. The Company classifies its cash

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
equivalents, which are comprised primarily of money market funds, within Level 1, as it uses quoted market prices in the determination of fair value.
The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$25,129	$25,129	$—	$—
Total	$25,129	$25,129	$—	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$28,035	$28,035	$—	$—
Total	$28,035	$28,035	$—	$—
The carrying values and fair values of the Company’s financial instruments not measured at fair value were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$19,860	$21,125	$19,827	$21,392
The Company estimated the fair value of its long-term debt using a market-based approach that considers an average cost of debt. The Company has incorporated its own credit risk for all liability fair value measurements. Such fair value measurements are considered Level 2 under the fair value hierarchy.
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7)Property and Equipment, net
Property and equipment, net comprised the following (in thousands):

	June 30, 2020	December 31, 2019
Equipment, tooling and molds	$19,817	$19,510
Computer software and equipment	2,014	1,905
Furniture, fixtures and other	1,699	1,599
Leasehold improvements	5,304	5,283
Construction in process	200	342
Total property and equipment	$29,034	$28,639
Less: Accumulated depreciation	(14,277)	(12,167)
Property and equipment, net	$14,757	$16,472
Total depreciation expense for the three and six months ended June 30, 2020 was $1.3 million and $2.6 million, respectively. Total depreciation expense for the three and six months ended June 30, 2019 was $1.2 million and $2.3 million, respectively.
(8)Leases
The Company leases office and laboratory facilities in Emeryville, California under multiple operating leases. In June 2020, the Company entered into an operating lease for 34,789 square feet of additional space in Emeryville, California, as well as amended its existing lease arrangements to vacate certain existing space and extend the terms of its remaining existing space in Emeryville. The lease for additional space commences October 1, 2020 and all of the leases now expire on March 31, 2028.
In addition, the Company also leases multiple facilities in Shanghai, China under operating leases that expire at various dates, including additional office and laboratory facilities under an operating lease agreement that was entered into in July 2020. These leases expire at various dates, the latest of which is August 2023.
Certain of the Emeryville leases contain options to early terminate the lease and options to extend the lease for an additional term. However, the Company is not reasonably certain to exercise any of these options. The monthly base rental rate of the leases is subject to adjustment upon renewal based on then current market rental conditions.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The maturity of the Company’s operating lease liabilities as of June 30, 2020 is as follows (in thousands):

Operating leases
Undiscounted lease payments:
Remainder of 2020	$1,087
2021	2,218
2022	2,002
2023	2,006
2024	2,075
Thereafter	7,188
Total undiscounted lease payments	16,576
Less: implied interest	(2,579)
Present value of operating lease payments	13,997
Less: current portion	(2,558)
Total long-term operating lease liabilities	$11,439
Rent expense for the three and six months ended June 30, 2020 was $0.6 million and $1.2 million, respectively. Rent expense for the three and six months ended June 30, 2019 was $0.6 million and $1.1 million, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.3 million and $0.6 million for the three and six months ended June 30, 2020, including non-lease components such as common area maintenance fees. Variable lease payments for operating leases were $0.2 million and $0.5 million for the three and six months ended June 30, 2019, including non-lease components such as common area maintenance fees.
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

Six months ended June 30, 2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,159
Cash paid for amounts included in the measurement of lease liabilities	639
The following summarizes additional information related to operating leases:

June 30, 2020
Weighted-average remaining lease term (years)	6.87
Weighted-average discount rate	7.00%
(9)Notes Payable
In May 2018, the Company entered into a Loan and Security Agreement with East West Bank (the “EWB Loan Agreement”) providing it the ability to borrow up to $20.0 million.
The EWB Loan Agreement has a term of 48 months and carries an interest only period through May 2021, such interest only period subject to extension based on certain cash and revenue metrics. The note payable is collateralized by substantially all the assets of the Company, excluding intellectual property, which is subject to a negative pledge. The note carries an interest rate of 6.73% per annum.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The EWB Loan Agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The EWB Loan Agreement also contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. In addition, the EWB Loan Agreement contains covenants associated with cash holdings with East West Bank and ratios of cash to cash burn. As of June 30, 2020 and December 31, 2019, the Company was in compliance with the terms and covenants of the EWB Loan Agreement.
The following is a schedule of payments due on notes payable as of June 30, 2020 (in thousands):

June 30, 2020
Year Ending December 31:
Remainder of 2020	$684
2021	12,832
2022	8,475
Total payments due	21,991
Less:
Interest payments, loan discounts and financing costs	(2,131)
Current portion, less loan discounts and financing costs	(1,596)
Notes payable, net of current portion	$18,264
Total interest cost incurred for the three and six months ended June 30, 2020 was $0.4 million and $0.7 million, respectively. Total interest cost incurred for the three and six months ended June 30, 2019 was $0.4 million and $0.8 million, respectively.
(10)Stock Compensation Plans
2011 Equity Incentive Plan
As of June 30, 2020, the number of shares of common stock issuable under the 2011 Equity Incentive Plan, as amended (the “2011 Plan”), was 11,154,553 shares, including shares issuable upon the exercise of outstanding awards. Following the adoption of the 2020 Incentive Award Plan in July 2020, any awards outstanding under the 2011 Plan continue to be governed by their existing terms but no further awards may be granted under the 2011 Plan.
2020 Incentive Award Plan
In July 2020, the Company’s Board of Directors approved the 2020 Incentive Award Plan (the “2020 Plan”). The initial number of shares authorized and available for issuance in connection with the grant of future awards is 6,750,000.
2020 Employee Stock Purchase Plan
In July 2020, the Company’s Board of Directors approved the 2020 Employee Stock Purchase Plan (the “ESPP”). A total of 612,150 shares of common stock was initially reserved for issuance under the ESPP.
Stock-based compensation
Stock-based compensation related to the Company's stock-based awards was recorded as an expense and allocated as follows (in thousands):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of sales	$54	$—	$60	$—
Research and development	553	432	1,064	830
General and administrative	586	446	1,115	770
Sales and marketing	159	71	292	163
Total stock-based compensation	$1,352	$949	$2,531	$1,763
Stock-based compensation capitalized in inventory was immaterial as of June 30, 2020 and December 31, 2019.
(11)Income Taxes
The Company’s provision for income taxes was $8,000 and $24,000, respectively, for the three and six months ended June 30, 2020 and $15,000 and $34,000, respectively, for the three and six months ended June 30, 2019. Deferred tax assets generated from the Company’s domestic net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.
(12)Statements of Cash Flows
The supplemental cash flow information consists of the following (in thousands):

	Six months ended June 30,
	2020	2019
Cash paid for interest	$684	$677
Cash paid for income taxes	$6	$91

Non-cash investing and financing activities
Accrued issuance costs	$1,248	$—
Change in accounts payable and accrued liabilities related to purchases of property and equipment	$(69)	$239
Release of repurchase rights on early exercised options	$176	$—
(13)Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its financial statements for these matters when a loss is known and considered probable and the amount can be reasonably estimated. The Company does not recognize gain contingencies until they are realized. Legal costs incurred relating to loss contingencies are expensed as incurred.
In July 2020, AbCellera Biologics Inc. (“AbCellera”) filed a complaint in the United States District Court for the District of Delaware, alleging that the Company infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by AbCellera by making, using, offering for sale, selling and/or importing our Beacon and Culture Station instruments and the OptoSelect chips, and sale of the Opto Plasma B Discovery Workflow: U.S. Patent Nos. 10,107,812, 10,274,494, 10,466,241, 10,578,618, 10,697,962, 10,087,408, 10,421,936 and 10,704,018. AbCellera is seeking, among other things, judgment of infringement, a permanent injunction and damages (including lost profits, a

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). This lawsuit remains pending.
While the Company believes that the patent assertions by AbCellera are without merit and intends to defend itself vigorously, outcomes in litigation can be uncertain and it is possible a court may disagree with the Company’s position. An adverse determination in this litigation could subject the Company to significant liabilities, require it to seek licenses from or pay royalties to AbCellera or prevent it from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
On August 24, 2020, the Company filed a complaint in federal court in the Northern District of California against AbCellera and Lineage BioSciences, Inc., an entity previously acquired by AbCellera. The complaint includes two counts of unfair competition and one count of non-infringement of U.S. Patent No. 10,053,839. The Company is seeking, among other things, damages and a judgment of non-infringement.
No provision has been made for patent-related litigation because the Company believes that it is not probable that a liability had been incurred as of June 30, 2020.
The Company is not currently involved in any other claims or legal actions, nor is management aware of any potential claims or legal actions, for which the ultimate disposition could have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
Product Warranty
The table below represents the activity in the product warranty accrual included in accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$1,194	$739	$1,065	$601
Adjustments to existing warranties	(91)	(41)	(213)	(105)
Provision for new warranties	220	220	550	550
Settlement of pre-existing warranties	(139)	(189)	(218)	(317)
Balance, end of period	$1,184	$729	$1,184	$729
(14)Net Loss Attributable to Common Stockholders Per Share
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.
The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator
Net loss attributable to common stockholders	$(12,430)	$(6,185)	$(20,855)	$(10,390)
Cumulative undeclared dividends on Series D convertible preferred stock	(797)	(797)	(1,594)	(1,586)
Net loss attributable to common stockholders, basic and diluted	$(13,227)	$(6,982)	$(22,449)	$(11,976)
Denominator
Weighted-average shares used to compute net income per share, basic and diluted	3,109,545	2,872,183	3,078,756	2,795,290
Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(4.25)	$(2.43)	$(7.29)	$(4.28)
Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented as they had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Convertible preferred stock (on an if-converted basis)	50,462,272	50,462,272	50,462,272	50,462,272
Options to purchase common stock	10,223,870	8,003,580	10,223,870	8,003,580
Restricted shares of common stock related to early exercise of options	17,187	—	17,187	—
Warrants to purchase Series C convertible preferred stock	136,519	136,519	136,519	136,519
Total	60,839,848	58,602,371	60,839,848	58,602,371
(15)Equity Method Investment in Joint venture
In 2017 Berkeley Lights entered into agreements with the MD Anderson Cancer Center (“MDACC”) to form a joint venture, Optera Therapeutics Corp. (“Optera”), the purpose of which was, in part, to develop and standardize workflows and protocols to enable healthcare providers to implement proof of concept and/or clinical study protocols and cell processing to select and manipulate immune cells using the Company’s technology. Both Berkeley Lights and MDACC received 50% ownership of Optera in consideration for legal fees incurred to set up the new company.
The Company accounted for its investment and financial interests in Optera using the equity method of accounting and included the Company’s proportionate share of the net loss in its consolidated net loss in the condensed consolidated statement of operations and comprehensive loss. In May 2019, the Optera Board of Directors determined that Optera would cease operations effective immediately and begin the process of dissolution and winding up of the operations.
The total equity losses recorded under this arrangement were $0.2 million and $0.8 million, respectively, during the three and six months ended June 30, 2019, which are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
(16)Convertible Note Receivable and Embedded Derivative

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In 2018, the Company entered into a note agreement with Optera. The Optera Note, which had an original maturity date in April 2019 and carries interest at 4.0%, was amended in December 2018 to extend the maturity date to October 2019. Total amounts issued under the Optera Note were $2.0 million through the year ended December 31, 2019.
These notes convert automatically into the equity securities issued in the next Optera equity financing round greater than $20.0 million at a 20% discount to the issuance price. Alternatively, upon change of control or IPO, at the option of the holder the notes will either a) become and due and payable in cash or b) convert into common shares. The balance of the notes receivable, which are reported as prepaid and other current assets in the condensed consolidated balance sheets, was $10,000 at June 30, 2020 and December 31, 2019, respectively.
The discounted conversion rate in the Optera Note is considered a redemption feature that is an embedded derivative requiring bifurcation and separate accounting at its estimated fair value. The estimated fair value of the embedded derivative upon issuance in April 2018 was an asset of $0.2 million. The estimated fair value of this derivative instrument was recognized as a note discount and as an embedded derivative asset on the condensed consolidated balance sheet upon issuance. The Company amortized the note discount into interest income using the effective interest method. Total amortization of the note discount was $40,000 and $60,000 for the three and six months ended June 30, 2019, respectively.
The embedded derivative requires periodic re-measurements to fair value while the instrument is still outstanding. The change in the estimated value is recorded in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. The total amount recorded for the change in fair value of the embedded derivative was $0.1 million for the six months ended June 30, 2019. Additionally, the Company recorded an impairment in the amount of $0.2 million in the three months ended June 30, 2019 for the full reduction in the fair value of the asset due to the resolution by the Optera Board of Directors to dissolve Optera (see Note 15 to these condensed consolidated financial statements).
(17)Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company has one business activity and there are no segment managers who are held accountable for operations. Accordingly, the Company has a single reportable segment structure. The Company’s principal operations and decision-making functions are located in the United States.
The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
North America	$5,669	$3,212	$14,150	$11,688
Asia Pacific	2,244	3,549	7,104	5,417
Europe	2,656	5,002	3,093	7,299
	$10,569	$11,763	$24,347	$24,404
North America includes the United States and related territories. Asia Pacific also includes Australia.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2020 and December 31, 2019, substantially all of the Company’s long-lived assets were located in the United States of America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:
•estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements and our needs for additional financing;
•the implementation of our business model and strategic plans for our products, workflows and technologies;
•our ability to successfully implement alternative non-direct purchase channels, including subscription and partnership offerings and the design of any such alternatives;
•our expectations regarding the rate and degree of market acceptance of our platform;
•competitive companies and technologies and our industry;
•our ability to manage and grow our business by expanding our sales to existing customers or introducing our products and workflows to new customers;
•our ability to develop and commercialize new products and workflows;
•our ability to establish and maintain intellectual property protection for our products and workflows or avoid or defend claims of infringement, including with respect to our intellectual property litigation with AbCellera;
•the performance of third party manufacturers and suppliers;
•the potential effects of government regulation;
•our ability to hire and retain key personnel and to manage our future growth effectively;
•our ability to obtain additional financing in future offerings;
•the volatility of the trading price of our common stock;
•our ability to attract and retain key scientific and engineering personnel;
•our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•our expectations regarding use of proceeds from our public offering in July 2020; and
•our expectations about market trends.

Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2019 included in the final prospectus for our initial public offering dated as of July 16, 2020, and filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 17, 2020 (File No. 333-239487) (the “Prospectus”). Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those in our Form S-1 Registration Statement filed with the SEC on July 16, 2020 as referred to in the section titled “Risk Factors” under Part II, Item 1A below.
Overview
Berkeley Lights is a leading Digital Cell Biology company focused on enabling and accelerating the rapid development and commercialization of biotherapeutics and other cell-based products. The Berkeley Lights Platform captures deep phenotypic, functional and genotypic information for thousands of single cells in parallel and can also deliver the live biology customers desire in the form of the best cells. This is a new way to capture and interpret the qualitative language of biology and translate it into single-cell specific digital information, referred to as Digital Cell Biology. We currently focus on enabling the large and rapidly growing markets of antibody therapeutics, cell therapy and synthetic biology with our platform.
The Berkeley Lights Platform consists of advanced automated systems that analyze live cells using proprietary consumables and application and workflow software to deliver robust single cell data. Our platform first characterizes the performance of cells relevant to the desired cell-based product early in the process and then connects this phenotypic data to the genetic code for each cell. In contrast, current genomic technologies find sequences first and fail to deliver the functional information early in the process. Performing functional validation early means letting poorly performing cells fail early while rapidly advancing the best candidates forward, before incurring significant research and development expense. Our platform repeats this process of fail and advance many times throughout the process, delivering the best cells for what we believe will deliver the best product.
Our platform is a fully integrated, end-to-end solution, comprised of proprietary consumables, including our OptoSelect chips and reagent kits, advanced automation systems and advanced application and workflow software. Customers load onto our system their live cell samples, as well as media and reagents, then the cells are imported onto our OptoSelect chips where integrated workflows are performed to assess specific cell functions and attributes. Our platform captures and delivers rich single-cell data to find the best cells. Our platform leverages proprietary OptoElectro Positioning (“OEP”) technology, which enables deterministic positioning of living single cells and other micro-objects using light. OEP is a core technology of our platform and allows for a high level of control over live single cells or other micro-objects throughout the functional characterization process.

We commercially launched our platform in December of 2016, which included the Beacon system and the alpha version of our Opto Cell Line Development 1.0 workflow, targeted to the antibody therapeutics market. From the initial launch of our platform through July 31, 2020, we have commercially launched six workflows. In June of 2019, we launched our desktop Lightning system targeted for assay development and lower throughput workflows, and in early 2020 we launched the Culture Station instrument.
Historically, we have financed our operations primarily from the issuance and sale of convertible preferred stock, borrowings under our long-term debt agreement, as well as cash flows from operations. On July 21, 2020, we completed an initial public offering (the “IPO”), in which we sold 9,315,000 shares of common stock (which included 1,215,000 shares that were offered and sold pursuant to the full exercise of the IPO underwriters’ option to purchase additional shares) at a price to the public of $22 per share. We received aggregate net proceeds of $188.0 million after deducting, offering costs, underwriting discounts and commissions of $16.9 million.
Since our inception in 2011, we have incurred net losses in each year. Our net losses were $12.4 million and $6.2 million for the three months ended June 30, 2020 and 2019, respectively, and $20.9 million and $10.4 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $171.2 million and cash and cash equivalents totaling $59.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.
Certain of our financial results and other key operational developments for the three and six months ended June 30, 2020 include the following:
•Total revenue for the three months ended June 30, 2020 was $10.6 million compared to $11.8 million for the same period in 2019. The decrease was primarily due to the reduction in revenue associated with milestone agreements and programs due to the timing of work performed under these arrangements, including the substantial completion of two existing arrangements in the first half of 2020. We also experienced a reduction in revenue associated with platform placements, which typically have a long sales cycle, as well as due to the impact of the COVID-19 pandemic, which impact began in the first quarter of 2020 and persisted through the second quarter of 2020. The impact negatively affected our ability to ship, install and train with some customers in certain geographies and locations, as well as resulted in delays to purchasing decisions and negotiations. Total revenue for the six months ended June 30, 2020 and 2019 was flat at $24.3 million and $24.4 million, respectively.
•Gross profit and gross margin for the three and six months ended June 30, 2020 decreased compared to the same periods in 2019 primarily due to reduced margins on service revenues resulting from reduced revenues associated with our milestone agreements and programs driven by the substantial completion of two existing contracts in the six months ended June 30, 2020, as well as the costs incurred related to the milestone agreements and programs under which we provide services on a time and materials basis.
•Operating expenses for the three and six months ended June 30, 2020 increased compared to the same periods in 2019 due to the overall growth in our business, including our continued investment in ongoing research and development activities related to testing and qualification materials and other costs related to various projects to develop and improve systems, workflows and assays, as well as the growth in our commercial organization.

COVID-19 Update
In response to the COVID-19 pandemic and various resulting government directives, we took proactive measures to protect the health and safety of our employees, contractors, customers and visiting vendors and suppliers. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses. Some of our measures taken were as follows:
•During this pandemic, we moved quickly to place platforms and to provide reagents to researchers around the world working to understand COVID-19 and identify antibodies to support the development of therapies and cures for the disease with the aim to accelerate the discovery of neutralizing antibodies. Our platforms, assays and workflows are a critical tool for infectious disease research because they are able to be leveraged for antibody discovery using the blood of recovering patients as the foundation for therapeutics;
•Berkeley Lights has been designated an essential business that can continue operations during the COVID-19 pandemic. In early March, we promptly instituted protocols to have many personnel work remotely. At the same time, we have employees who are continuing to come on-site to our facility in Emeryville, California to undertake research and development activities that support essential operations to provide critical products to researchers and to support the important research and development being undertaken by our customers. For those employees coming on-site, we have implemented strict social distancing and other protective measures in order to ensure their health and safety. We have also restricted business travel and have closed our campus and other facilities to outside visitors. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures;
•Our production, shipping and customer service functions remain operational to ensure we maintain a continuous supply of products to our customers and internally for our research and development activities. We are communicating regularly with our suppliers so that our supply chain remains intact and we have not yet experienced any material supply issues. Our customer service teams around the world are operating remotely and remain available to assist our customers and partners as needed;
•In July 2020, we began developing remote learning capabilities to help our customers and partners operate their Berkeley Lights platforms and reduce the number of customer/partner site visits our field application scientists and field support engineers need to take in view of certain travel restrictions and country-specific quarantine requirements; and
•We are actively reviewing and managing costs to navigate the current environment and to allow Berkeley Lights to remain in a strong financial and operating position until the pandemic is brought under control.
While the disruption is currently expected to be temporary, there is considerable uncertainty around its duration. We expect these disruptions to impact our operating results, however, the related financial impact and duration cannot be reasonably estimated at this time.
Components of results of operations
Revenue
Our revenue consists of both product and service revenue, which is generated through the following revenue streams: (i) direct platform sales (advanced automation systems, fully-paid workflow license agreements and platform support), (ii) recurring revenue (annual workflow license agreements, workflow subscription agreements, consumables, service and warranty contracts), and (iii) revenue from partnerships related to our joint development agreements, and to a lesser extent feasibility studies, and potential revenue from sales of, or royalties from the out-licensing of proprietary biological assets that we may develop for our customers. Sales of advanced automation systems, recurring revenue from consumables, workflow subscription agreements, and workflow licenses are defined as product revenue, and revenue from joint development agreements and partnerships, service and warranty contracts, feasibility studies and platform support are defined as service revenue in our results of operations.
Direct platform sales: Direct platform sales are comprised of our customers, distributors and dealer network directly purchasing our advanced automation systems, which include the Beacon, Lightning and Culture Station instruments. These direct purchases included, during our early customer engagements, a fully paid workflow license to practice the desired workflow(s) in a specific field of use. In addition, we also offer platform support to the extent customers require further system and workflow optimization following platform implementation. Direct platform sales were as follows:

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Direct platform sales	$7,519	$6,858	$661	10%	$16,966	$15,832	$1,134	7%
Total revenue	$10,569	$11,763	$(1,194)	(10%)	$24,347	$24,404	$(57)	(0%)
Direct platform as % of total revenue	71%	58%		13%	70%	65%		5%
Recurring revenue: Each platform placement, depending on the chosen access model, drives various streams of recurring revenue. With each workflow, our customers require certain consumables such as our OptoSelect chips and reagent kits to run their workflows. The OptoSelect chips can only be used with our platform and we believe there are no alternative after-market options that can be used as a substitute. Each OptoSelect chip is considered single-use and only used for one workflow. Consumables are sold without the right of return and revenue is recognized upon transfer of control. We also offer our customers extended warranty and service programs for regular system maintenance and system optimization. These services are provided primarily on a fixed fee basis. We recognize revenue from the sale of an extended warranty contract over the respective coverage period. Warranty and service contracts are typically short-term in nature, generally covering a one-year period.
Recurring revenue may also include annually renewable workflow licenses as well as quarterly workflow subscription payments from annual or multi-year subscription agreements. In late 2019, we piloted a subscription option for the antibody discovery and cell line development workflows. We are still in the early commercialization phase of assessing market acceptance of the subscription access model. Recurring revenue was as follows:

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Recurring revenue	$2,922	$1,742	$1,180	68%	$5,401	$3,082	$2,319	75%
Total revenue	$10,569	$11,763	$(1,194)	(10%)	$24,347	$24,404	$(57)	(0%)
Recurring revenue as % of total revenue	28%	15%		13%	22%	13%		9%

Revenue from joint development agreements and partnerships: Joint development agreements are arrangements whereby we provide services for the development of new workflows, cell, or organism types, or deliver specific biological assets to meet specific customers’ needs. Such contracts generally include defined milestones associated with these development activities over extended periods of time, some in excess of twenty-four months. There are typically formal customer acceptance clauses as each milestone is completed, and an approval to proceed with the next milestone is generally required. Some development agreements may also include a prerequisite feasibility study to determine proof of concept before any milestone work is initiated. We recognize revenue over time using an input measure of progress based on costs incurred to date as compared to the total estimated costs (i.e. percentage of completion). We periodically review and update our estimates which may adjust revenue recognized for the period. Milestone revenue can vary over time as different projects start and complete. On occasion, we also perform feasibility studies prior to a direct platform sale in the event customers require further platform validation prior to purchase. Milestone program and related revenue was as follows:

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Milestone program and related revenue	$128	$3,163	$(3,035)	(96%)	$1,980	$5,490	$(3,510)	(64%)
Total revenue	$10,569	$11,763	$(1,194)	(10%)	$24,347	$24,404	$(57)	(0%)
Milestone program and related revenue as % of total revenue	1%	27%		(26%)	8%	22%		(14%)
Costs of sales, gross profit and gross margin
Product cost of sales. Cost of sales associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, costs of component materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities and information technology.
Service cost of sales. Cost of sales associated with our services primarily consists of personnel and related costs, expenses related to the development of customized platforms and workflows, feasibility studies on our platforms and service and warranty costs to support our customers. We maintain continuous efforts to increase reliability and uptime of our advanced automation systems. During the three and six months ended June 30, 2020 and 2019, we incurred service and warranty costs of $0.5 million and $0.8 million and $0.4 million and $0.7 million, respectively, for the support of our installed base.
Gross profit and gross margin. Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including: market conditions that may impact our pricing; sales mix among platform access options; sales mix changes among consumables, advanced automation systems and services; product mix changes between established products and new products; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume; and product warranty obligations. We expect cost of sales to increase in absolute dollars in future periods as our revenue grows, and as we plan to hire additional employees to support our manufacturing, operations, service and support organizations.
Operating expenses
Research and development. Research and development costs primarily consist of salaries, benefits, incentive compensation, stock-based compensation, laboratory supplies, materials expenses and allocated facilities and IT costs for employees and contractors engaged in research and product development. We expense all research and development costs in the period in which they are incurred.
We plan to continue to invest in our research and development efforts, including hiring additional employees, to enhance existing products and develop new products. As a result, we expect that our research and development expenses will continue to increase in absolute dollars in future periods. We expect these expenses to vary from period to period as a percentage of revenue.
General and administrative. Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation costs for employees in our executive, accounting and finance, legal and human resource functions, as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated overhead expenses. We expect that our general and administrative expenses will continue to increase in absolute dollars, primarily due to increased headcount to support anticipated growth in the business and due to incremental costs associated with operating as a public company. We expect these expenses to vary from period to period as a percentage of revenue.
Sales and marketing. Our sales and marketing expenses consist primarily of salaries, benefits, sales commissions and stock-based compensation costs for employees within our commercial sales functions, as well as marketing, travel expenses and allocated facilities and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we expand our commercial sales, marketing and business development teams, increase our presence globally and increase marketing activities to drive awareness and adoption of our platform. While these expenses may vary from period to period as a percentage of revenue, we expect these expenses to increase as a percent of sales in the short-term as we continue to grow our commercial organization to support anticipated growth in the business.
We expect our aggregate stock-based compensation to continue to increase in absolute dollar terms.
Other income (expense)
Interest expense. Interest expense consists primarily of interest related to borrowings under our debt obligations.
Interest income. Interest income primarily consists of interest earned on our cash and cash equivalents which are invested in cash deposits and in money market funds.
Other income (expense), net. Other income (expense), net consists primarily of losses from our equity method investment and foreign currency exchange gains and losses. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar, primarily related to our operations in the United Kingdom. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Provision for income taxes
Our provision for income taxes consists primarily of foreign taxes and state minimum taxes in the United States. As we expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.

Results of operations
The following tables set forth our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue:
Product revenue	$9,107	$7,795	$19,790	$17,322
Service revenue	1,462	3,968	4,557	7,082
Total revenue	10,569	11,763	24,347	24,404
Cost of sales:
Product cost of sales	2,384	1,949	5,004	4,405
Service cost of sales	1,223	242	2,402	582
Total cost of sales (1)	3,607	2,191	7,406	4,987
Gross profit	6,962	9,572	16,941	19,417
Operating expenses:
Research and development (1)	11,843	9,642	22,819	18,385
General and administrative (1)	4,193	3,080	8,190	5,722
Sales and marketing (1)	3,076	2,452	6,310	4,289
Total operating expenses	19,112	15,174	37,319	28,396
Loss from operations	(12,150)	(5,602)	(20,378)	(8,979)
Other income (expense):
Interest expense	(356)	(350)	(713)	(704)
Interest income	47	270	198	502
Other income (expense), net	37	(488)	62	(1,175)
Loss before income taxes	(12,422)	(6,170)	(20,831)	(10,356)
Provision for income taxes	8	15	24	34
Net loss and net comprehensive loss	$(12,430)	$(6,185)	$(20,855)	$(10,390)
(1)Amounts include stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of sales	$54	$—	$60	$—
Research and development	553	432	1,064	830
General and administrative	586	446	1,115	770
Sales and marketing	159	71	292	163
Total stock-based compensation expense	$1,352	$949	$2,531	$1,763

Comparison of the three and six months ended June 30, 2020 and 2019
Revenue

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Product revenue	$9,107	$7,795	$1,312	17%	$19,790	$17,322	$2,468	14%
Service revenue	1,462	3,968	(2,506)	(63%)	4,557	7,082	$(2,525)	(36%)
Total revenue	$10,569	$11,763	$(1,194)		$24,347	$24,404	$(57)
Product revenue increased by $1.3 million, or 17%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was primarily driven by an increase of $0.8 million in consumables sales driven by additional demand from our customers due to the increase in our installed base as well as increased activity by our customers related to the COVID-19 pandemic, an increase of $0.4 million in revenue from direct platform and system sales driven by regional mix of the platform placements during the three months ended June 30, 2020, including license arrangements related to our workflows, and an increase of $0.1 million in workflow subscription revenue. During both of the three months ended June 30, 2020 and 2019, we sold 4 platforms.
Service revenue decreased by $2.5 million, or 63%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was primarily driven by reduced revenue associated with milestone agreements and programs, including the substantial completion of two existing arrangements in the first half of 2020, as well as a decrease in revenue from feasibility studies resulting from the timing of such arrangements. These decreases were partially offset by an increase from sales in service warranty and application support arrangements.
Product revenue increased by $2.5 million, or 14%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was primarily driven by an increase of $1.6 million in consumables sales due to a larger customer base, an increase of $0.7 million in revenue from direct platform and system sales, including license arrangements related to our workflows, and an increase of $0.2 million in workflow subscription revenue. During the six months ended June 30, 2020 we sold 10 platforms compared to 9 platforms during the six months ended June 30, 2019. The increase in revenue from increased system placements in the six months ended June 30, 2020 was partially offset by the mix of system type placed as well as the regional mix of the platform placements.
Service revenue decreased by $2.5 million, or 36%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease was primarily driven by reduced revenue associated with milestone agreements and programs, including the substantial completion of two existing arrangements in the first half of 2020, as well as a decrease in revenue from feasibility studies resulting from the timing of such arrangements, partially offset by an increase from sales in service warranty and application support arrangements.
Cost of sales, gross profit and gross margin

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%

Product cost of sales	$2,384	$1,949	$435	22%	$5,004	$4,405	$599	14%
Service cost of sales	1,223	242	981	405%	2,402	582	1,820	313%
Total cost of sales	$3,607	$2,191	$1,416	65%	$7,406	$4,987	$2,419	49%

Gross profit	$6,962	$9,572	$(2,610)	(27%)	$16,941	$19,417	$(2,476)	(13%)
Gross margin	66%	81%		(15%)	70%	80%		(10%)
Product cost of sales increased by $0.4 million, or 22%, and $0.6 million, or 14%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The increase in product cost of sales was in line with revenue growth for consumables and platforms.
Service cost of sales increased by $1.0 million, or 405%, and $1.8 million, or 313%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The increase was primarily due to costs incurred for milestone agreements and programs under which we provide services on a time and materials basis, as well as increased costs for extended warranty services as the installed base matured and customers renewed their service contracts and more customers purchased extended warranty as the standard warranty expired.
Gross profit decreased by $2.6 million, or 27%, and $2.5 million, or 13%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. Gross margin declined by 15% and 10% for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The decline was driven by reduced margins on service revenues, primarily due to the timing of work performed and related revenue recognition on our milestone agreements and programs as well as the costs incurred related to the milestone agreements and programs under which we provide services on a time and materials basis, with such contract being in effect in the second half of 2019.
This reduction in margin for the three and six months ended June 30, 2020 was further increased by our election to buy-out one of the workflow programs that is being developed in collaboration with Ginkgo Bioworks (“Ginkgo”) under the terms of the existing relationship, such buy-out terminating Ginkgo’s exclusive rights on the related workflow. The amount of the buy-out, which was recorded as a revenue reduction in the three months ended June 30, 2020, was $0.7 million, calculated as 50% of the amount billed to Ginkgo on the related workflow through June 30, 2020.
Operating Expenses
Research and development

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Research and development	$11,843	$9,642	$2,201	23%	$22,819	$18,385	$4,434	24%
Research and development expense increased by $2.2 million, or 23%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was due to a $0.9 million increase in personnel-related expenses, including a $0.1 million increase in stock-based compensation expense resulting from increased headcount and a $1.3 million increase in other costs, including testing and qualification materials and other costs related to various projects to develop and improve systems, workflow and assays.
Research and development expense increased by $4.4 million, or 24%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was due to a $2.3 million increase in personnel-related expenses, including a $0.2 million increase in stock-based compensation expense resulting from increased headcount and a $2.1 million increase in other costs, including testing and qualification materials and other costs related to various projects to develop and improve systems, workflow and assays.
General and administrative

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
General and administrative	$4,193	$3,080	$1,113	36%	$8,190	$5,722	$2,468	43%

General and administrative expense increased by $1.1 million, or 36%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was due to a $0.6 million increase in personnel-related expenses, including a $0.1 million increase in stock-based compensation due to the growth of our operations, and a $0.5 million increase in other costs, including professional fees and other expenses related to outside legal, accounting, consulting and IT services to support our continued growth.

General and administrative expense increased by $2.5 million, or 43%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was due to a $1.4 million increase in personnel-related expenses, including a $0.3 million increase in stock-based compensation due to the growth of our operations, and a $1.1 million increase in other costs, including professional fees and other expenses related to outside legal, accounting, consulting and IT services to support our continued growth.
Sales and marketing

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Sales and marketing	$3,076	$2,452	$624	25%	$6,310	$4,289	$2,021	47%

Sales and marketing expense increased by $0.6 million, or 25%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was due to a $0.5 million increase in personnel-related expenses, including a $0.1 million increase in stock-based compensation as a result of increased headcount, and a $0.4 million increase in marketing, advertising and other costs, offset by a reduction of $0.3 million in travel expenses as business travel, trade shows and other events were impacted by imposed restrictions due to the COVID-19 pandemic.

Sales and marketing expense increased by $2.0 million, or 47%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was due to a $1.1 million increase in personnel-related expenses, including a $0.1 million increase in stock-based compensation as a result of increased headcount, and a $1.1 million increase in marketing, advertising and other costs, offset by a reduction of $0.2 million in travel expenses as business travel, trade shows and other events were impacted by imposed restrictions due to the COVID-19 pandemic.
Interest expense

	Three months ended June 30,		Three month change			Six months ended June 30,		Six month change
(in thousands, except percentages)	2020	2019	Amount	%		2020	2019	Amount	%
Interest expense	$356	$350	$6	2%	%	$713	$704	$9	1%	%
Interest expense remained flat at $0.4 million and $0.7 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. Interest expense resulted primarily from interest incurred on our loan from East West Bank, which carries interest at a fixed rate of interest.
Interest income

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Interest income	$47	$270	$(223)	(83%)	$198	$502	$(304)	(61%)
Interest income decreased by $0.2 million, or 83%, and $0.3 million, or 61%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The decrease was primarily due to lower average cash balances and lower interest received on our cash and short-term deposits due to the continuing decline in interest rates.
Other income (expense), net

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Other income (expense), net	$37	$(488)	$525	108%	$62	$(1,175)	$1,237	105%
Other income for the three and six months ended June 30, 2020 was mainly comprised of foreign exchange gains and losses and other miscellaneous income. Other expense for the three and six months ended June 30, 2019 primarily included losses associated with our equity method investment in Optera, which ceased operations during fiscal 2019.
Liquidity and capital resources
As of June 30, 2020, we had approximately $59.2 million in cash and cash equivalents which were primarily held in U.S. short-term bank deposit accounts and money market funds. Restricted cash of $0.3 million serves as collateral for our corporate credit card program. We have generated negative cumulative cash flows from operations since inception through June 30, 2020.
We expect to incur additional operating losses in the foreseeable future as we continue to invest in the research and development of our product offerings, commercialize and launch platforms, and expand into new markets. Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, the impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities as well as our manufacturing operations, the expansion of sales and marketing and the introduction of new products. We have and may in the future enter into arrangements to acquire or invest in businesses, services and technologies, and any such acquisitions or investments could significantly increase our capital needs.
We currently anticipate making aggregate capital expenditures between approximately $3.0 million and $4.0 million during the next 12 months, which is expected to primarily include equipment to be used for manufacturing and research and development, as well as spend associated with the expansion of our facilities.
Based on our current business plan, we believe the net proceeds from the IPO, together with our existing cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.
Sources of liquidity
Since our inception, we have financed our operations primarily from the issuance and sale of our convertible preferred stock, borrowings under long-term debt agreements, and to a lesser extent, cash flow from operations. In July 2020, we completed our IPO, resulting in the receipt of aggregate proceeds of $188.0 million, net of offering costs, underwriter discounts and commissions of $16.9 million.
East West Bank Loan and Security Agreement
In May of 2018, we entered into a Loan and Security Agreement, or the Loan Agreement, with East West Bank, or EWB, which was subsequently amended in April of 2019 and March of 2020, providing us with the ability to borrow up to $20.0 million. The full amount of the loan was funded in May of 2018, and $20.0 million of term loan borrowings were outstanding as of June 30, 2020. Borrowings under the term loan mature on May 23, 2022 and accrue interest at a fixed rate of 6.73% per annum. We are required to make interest only payments on the term loan through May of 2021, after which equal monthly installments of principal and interest are due.
The Loan Agreement is collateralized by substantially all of our property, except for intellectual property, which is subject to a negative pledge. The Loan Agreement contains customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity. The Loan Agreement also contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. In addition, the Loan Agreement contains financial covenants that require us to maintain a certain percentage of our total cash holdings in accounts with EWB as well as maintain certain ratios of cash to cash burn. If we default under the Loan Agreement and if the default is not cured or waived, the lender could cause any amounts outstanding to be payable immediately. Under certain circumstances, the lender could also exercise its rights with respect to the collateral securing such loans. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.

We were in compliance with all covenants under the Loan Agreement as of June 30, 2020.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(20,979)	$(5,839)
Investing activities	(1,316)	(5,121)
Financing activities	432	324
Net decrease in cash and cash equivalents and restricted cash	$(21,863)	$(10,636)
Operating activities
Net cash used in operating activities increased by $15.1 million to $21.0 million in the six months ended June 30, 2020 compared to $5.8 million in the six months ended June 30, 2019. The increase resulted primarily from a higher net loss during the six months ended June 30, 2020 and increased working capital requirements primarily related to an increase in inventory, accounts receivable and prepaid and other current assets as a result of continued growth of our business, offset by a reduction in deferred revenue due to the timing of recognition of revenue.
For the six months ended June 30, 2020, inventories increased by $4.5 million due to an increase in raw materials and finished goods to support revenue growth and anticipated demand, as well as due to the timing of shipments and revenue resulting from the impact of the COVID-19 pandemic on our ability to ship, install and train with customers in certain geographies. Accounts receivable increased by $0.9 million for the six months ended June 30, 2020 due to an increase in revenue and the timing of invoicing.
Investing activities
Net cash used in investing activities was $1.3 million in the six months ended June 30, 2020 compared to $5.1 million in the six months ended June 30, 2019. The decrease was primarily driven by the timing of capital expenditures. In addition, net cash used in investing activities for the six months ended June 30, 2019 included the issuance of a note receivable to our equity method investment, which ceased operations during fiscal 2019.
Financing activities
Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2020 compared to $0.3 million for the six months ended June 30, 2019. Net cash provided by financing activities related to cash receipts from the issuance of common stock upon the exercise of stock options.
Concentration of credit risk
Most of the Company’s customers are located in the United States and Asia Pacific. For the three and six months ended June 30, 2020, four customers accounted for 18%, 18%, 17% and 16% of revenue and two customers accounted for 15% and 11% of revenue, respectively. For the three and six months ended June 30, 2019, five customers accounted for 16%, 15%, 15%, 15% and 14% of revenue and two customers accounted for 18% and 14% of revenue, respectively.
As of June 30, 2020, four customers comprised 19%, 18%, 17% and 17% of accounts receivable.
Contractual obligations and commitments

On June 25, 2020, we entered into an operating lease for 34,789 square feet of additional space in Emeryville, California, as well as amended our existing lease arrangements to vacate certain existing space and extend the terms of our remaining existing space in Emeryville. The lease for additional space commences October 1, 2020 and all of the leases now expire on March 31, 2028. See Note 8, “Leases,” in our Notes to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information.
Other than the new lease agreement in Emeryville, California, there have been no material changes to our contractual obligations as of June 30, 2020, as compared to those disclosed in the Prospectus dated July 16, 2020 and filed with the SEC on July 17, 2020.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical accounting policies and estimates
We have prepared our condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Our preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in the Prospectus filed with the SEC on July 17, 2020.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting” in our Notes to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
JOBS Act accounting election
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected not to use this extended transition period. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk
Customer financing exposure. We are indirectly exposed to interest rate risk because many of our customers depend on debt financings to purchase our platforms and systems. An increase in interest rates could make it challenging for our customers to obtain the capital necessary to make such purchases on favorable terms, or at all. Such factors could reduce demand or lower the price we can charge for our platforms and systems, thereby reducing our net sales and gross profit.
Fixed rate debt. In May 2018, we entered into a Loan and Security Agreement with East West Bank, which is due in May 2022, and carries a fixed interest rate of 6.73% per annum. If we refinance our loan agreement or enter into new debt arrangements, interest rates could increase and thereby increase our financing costs and increase our net loss. A hypothetical 100 basis point change in interest rates would have resulted in a $0.1 million increase in interest expense for the six months ended June 30, 2020.
Bank deposit, money market and note receivable exposure. As of June 30, 2020, we had cash and cash equivalents, including restricted cash, of $59.4 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds, and bank deposits generate interest income at variable rates below 1%. A hypothetical 100 basis point decrease in interest rates would have lowered our interest income for the six months ended June 30, 2020 by $0.2 million and increased our net loss by this amount.
Foreign currency risk
The majority of our revenue has been generated in the United States. Through June 30, 2020, we did not generate any revenue denominated in foreign currencies. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the US dollar, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Due to the COVID 19 pandemic, a significant portion of our employees are now working from home, and are also under shelter-in-place orders or other restrictions. Business continuity plans were activated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 despite the fact that many of our associates are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize potential impacts on their design and operating effectiveness.
CEO and CFO Certifications
We have attached as exhibits to this Quarterly Report on Form 10-Q the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 4. be read in conjunction with those certifications for a more complete understanding of the subject matter presented.
Limitations on the Effectiveness of Controls
Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any system of controls must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Part II. OTHER INFORMATION.
Item 1. Legal Proceedings.
See Note 13, “Commitments and Contingencies” under the heading “Legal Proceedings” in our Notes to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for legal proceedings and related matters.
Item 1A. Risk Factors.
Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in our Form S-1 Registration Statement filed with the SEC on July 16, 2020. The risks described in our Form S-1 and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
There have been no material changes to the risk factors set forth in our Form S-1 Registration Statement filed with the SEC on July 16, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Securities
There were no unregistered sales of the Company's equity securities during the three and six months ended June 30, 2020.
Use of Proceeds from our IPO
On July 21, 2020, we closed our initial public offering, in which we issued and sold 9,315,000 shares of our common stock, including the full exercise of the underwriters’ over-allotment option, at a public offering price of $22 per share for aggregate offering proceeds of $204.9 million. All of the shares of common stock issued and sold in the offering were registered under the Securities Act of 1933, as amended (“Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-239487), which was declared effective by the SEC on July 16, 2020.
Cash used since the initial public offering is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. As of the date of this filing, there has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated July 16, 2020 filed with the SEC on July 17, 2020 in connection with our initial public offering.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Berkeley Lights, Inc.	8-K	001-39388	3.1	7/21/2020
3.2	Amended and Restated Bylaws of Berkeley Lights, Inc.	8-K	001-39388	3.2	7/21/2020
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	333-239487	4.2	7/13/2020
4.3	Fifth Amended and Restated Investors’Rights Agreement, dated March 28, 2018, by and among Berkeley Lights, Inc. and the Investors listed therein.	S-1	333-239487	4.3	6/26/2020
4.4	Plain English Warrant Agreement dated August 24, 2016, by and between Berkeley Lights, Inc. and TriplePoint Capital LLC.	S-1	333-239487	4.4	6/26/2020
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.
Berkeley Lights, Inc.

Date: August 25, 2020	By:	/s/ Shaun Holt
Shaun Holt Chief Financial Officer (Principal Financial and Accounting Officer)