Form 10-Q
period 2020-09-30
Berkeley Lights, Inc.
filed 2020-11-12
CIK 1689657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___ to___
Commission file number: 001-39388
Berkeley Lights, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2415390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5858 Horton Street, Suite 320
Emeryville, California 94608
(Address of principal executive offices, including zip code)
(510) 858-2855
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.00005 par value	BLI	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2020, 64,368,569 shares of the registrant’s common stock, $0.00005 par value per share, were outstanding.

BERKELEY LIGHTS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Berkeley Lights, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

Assets	September 30, 2020	December 31, 2019
	(unaudited)
Current assets:
Cash and cash equivalents	$237,233	$81,033
Trade accounts receivable	12,702	9,334
Inventory	12,839	7,181
Prepaid expenses and other current assets	8,682	7,799
Total current assets	271,456	105,347
Restricted cash	270	270
Property and equipment, net	14,564	16,472
Operating lease right-of-use assets	12,736	7,785
Other assets	984	1,135
Total assets	$300,010	$131,009
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$4,178	$3,239
Accrued expenses and other current liabilities	8,314	6,229
Current portion of notes payable	6,595	5,765
Deferred revenue	4,704	9,686
Total current liabilities	23,791	24,919
Notes payable, net of current portion	13,283	14,062
Deferred revenue, net of current portion	1,168	1,461
Lease liability, long-term	11,185	6,784
Total liabilities	49,427	47,226
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.00005 par value. Authorized 10,000,000 shares at September 30, 2020 and 101,648,657 shares at December 31, 2019, respectively; no shares issued and outstanding at September 30, 2020 and 50,462,272 shares issued and outstanding at December 31, 2019	—	224,769
Common stock, $0.00005 par value. Authorized 300,000,000 shares at September 30, 2020 and 124,433,107 at December 31, 2019, respectively; issued and outstanding 64,358,751 and 3,073,067 shares at September 30, 2020 and December 31, 2019, respectively	3	—
Additional paid-in capital	430,336	9,314
Accumulated deficit	(179,756)	(150,300)
Total stockholders’ equity	250,583	83,783
Total liabilities and stockholders’ equity	$300,010	$131,009
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue:
Product revenue	$14,103	$13,200	$33,893	$30,522
Service revenue	4,105	2,467	8,662	9,549
Total revenue	18,208	15,667	42,555	40,071
Cost of sales:
Product cost of sales	3,463	3,387	8,467	7,792
Service cost of sales	1,937	610	4,339	1,192
Total cost of sales	5,400	3,997	12,806	8,984
Gross profit	12,808	11,670	29,749	31,087
Operating expenses:
Research and development	10,421	10,189	33,240	28,574
General and administrative	7,229	3,136	15,419	8,858
Sales and marketing	3,341	2,623	9,651	6,912
Total operating expenses	20,991	15,948	58,310	44,344
Loss from operations	(8,183)	(4,278)	(28,561)	(13,257)
Other income (expense):
Interest expense	(361)	(360)	(1,074)	(1,064)
Interest income	51	221	249	723
Other income (expense), net	10	(10)	72	(1,185)
Loss before income taxes	(8,483)	(4,427)	(29,314)	(14,783)
Provision for income taxes	118	21	142	55
Net loss and net comprehensive loss	$(8,601)	$(4,448)	$(29,456)	$(14,838)

Net loss attributable to common stockholders per share, basic and diluted	$(0.16)	$(1.78)	$(1.56)	$(6.06)
Weighted-average shares used in calculating net loss per share, basic and diluted	53,596,982	2,943,162	20,041,080	2,845,122

See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Three Months Ended September 30, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2020	50,462,272	$224,769	3,288,531	$—	$12,431	$(171,155)	$66,045
Conversion of convertible preferred stock into common stock	(50,462,272)	(224,769)	50,462,272	3	224,766	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	9,315,000	—	187,935	—	187,935
Cashless exercise of common stock warrants	—	—	123,192	—	—	—	—
Shares issued in connection with:
Exercise of stock options	—	—	1,169,756	—	2,672	—	2,672
Vesting of shares subject to repurchase from early exercised options	—	—	—	—	88	—	88
Stock-based compensation	—	—	—	—	2,444	—	2,444
Net loss	—	—	—	—	—	(8,601)	(8,601)
Balances at September 30, 2020	—	$—	64,358,751	$3	$430,336	$(179,756)	$250,583

	Three Months Ended September 30, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2019	50,462,272	$224,769	2,921,091	$—	$6,947	$(142,388)	$89,328
Shares issued in connection with:
Exercise of stock options	—	—	106,737	—	161	—	161
Stock-based compensation	—	—	—	—	992	—	992
Net loss	—	—	—	—	—	(4,448)	(4,448)
Balances at September 30, 2019	50,462,272	$224,769	3,027,828	$—	$8,100	$(146,836)	$86,033
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Nine Months Ended September 30, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	50,462,272	$224,769	3,073,067	$—	$9,314	$(150,300)	$83,783
Conversion of convertible preferred stock into common stock	(50,462,272)	(224,769)	50,462,272	3	224,766	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	9,315,000	—	187,935	—	187,935
Cashless exercise of common stock warrants	—	—	123,192	—	—	—	—
Shares issued in connection with:
Exercise of stock options	—	—	1,385,220	—	3,105	—	3,105
Vesting of shares subject to repurchase from early exercised options	—	—	—	—	263	—	263
Stock-based compensation	—	—	—	—	4,953	—	4,953
Net loss	—	—	—	—	—	(29,456)	(29,456)
Balances at September 30, 2020	—	$—	64,358,751	$3	$430,336	$(179,756)	$250,583

	Nine Months Ended September 30, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	50,462,272	$224,769	2,690,264	$—	$4,860	$(131,998)	$97,631
Shares issued in connection with:
Exercise of stock options	—	—	337,564	—	485	—	485
Stock-based compensation	—	—	—	—	2,755	—	2,755
Net loss	—	—	—	—	—	(14,838)	(14,838)
Balances at September 30, 2019	50,462,272	$224,769	3,027,828	$—	$8,100	$(146,836)	$86,033
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(29,456)	$(14,838)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,902	3,595
Stock-based compensation	5,066	2,755
Amortization of operating lease right-of-use assets	1,288	1,226
Non-cash interest and other (income) expense related to debt and note receivable agreements	51	(12)
Provision for excess and obsolete inventory	41	171
Loss on disposal and impairment of property and equipment	135	734
Change in fair value of embedded derivative	—	62
Equity method losses in Optera Therapeutics Corp.	—	806
Net loss on dissolution of Optera Therapeutics Corp.	—	236
Changes in operating assets and liabilities:
Trade accounts receivable	(3,368)	(9,125)
Inventory	(5,847)	(3,044)
Prepaid expenses and other current assets	(707)	(3,657)
Trade accounts payable	664	1,999
Deferred revenue	(5,273)	5,806
Accrued expenses and other current liabilities	1,843	716
Operating lease liabilities	(1,332)	(1,296)
Net cash used in operating activities	(32,993)	(13,866)
Cash flows from investing activities:
Purchase of property and equipment	(1,821)	(6,421)
Issuance of notes receivable	—	(1,000)
Collection of notes receivable	—	350
Net cash used in investing activities	(1,821)	(7,071)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net	190,585	—
Payment of issuance costs	(2,650)	—
Proceeds from issuance of common stock upon exercise of stock options	3,079	485
Proceeds from issuance of common stock upon early exercise of stock options	—	416
Net cash provided by financing activities	191,014	901
Net increase (decrease) in cash and cash equivalents and restricted cash	156,200	(20,036)
Cash and cash equivalents and restricted cash at beginning of period	81,303	99,887
Cash and cash equivalents and restricted cash at end of period	$237,503	$79,851
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
In 2017, Berkeley Lights incorporated BLI Europe International, Ltd. as a wholly-owned subsidiary in the United Kingdom to support Berkeley Lights’ planned expansion in Europe. Berkeley Lights also established a representative branch office in China during 2019 to support its pre-sales and marketing efforts in the region. Furthermore, in the third quarter of 2020, Berkeley Lights established a wholly owned foreign operating entity in China to further expand its operations and began the process of shutting down the existing representative branch office. Berkeley Lights and its consolidated subsidiaries are hereinafter referred to as the “Company”. The Company’s headquarters are in Emeryville, California.
The Company commercially launched its platform in December of 2016, which included its Beacon system and the alpha version of its Opto Cell Line Development 1.0 workflow, targeted to the antibody therapeutics market. In June 2019, the Company launched its desktop Lightning system targeted for assay development and lower throughput workflows, and in early 2020 the Company launched the Culture Station instrument. The Company is expanding the capabilities of its platform through the commercial launch of additional workflows in its core markets of antibody therapeutics, cellular therapy and synthetic biology.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Berkeley Lights in this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation of S-X of the U.S. Securities and Exchange Commission (“the SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of Berkeley Lights’ management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial information have been included.
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and the accompanying notes. Despite the Company’s intentions to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the final prospectus for the Company’s initial public offering dated July 16, 2020 filed with the SEC on July 17, 2020.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reverse Stock Split
On July 10, 2020, the Board of Directors of the Company approved a 1-for-2 reverse stock split of its issued and outstanding common stock and convertible preferred stock, which was effected on July 14, 2020. The par value of the authorized stock was not adjusted as a result of the reverse stock split. Other than the par value, all share and per share data shown in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.
Initial Public Offering
The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on July 16, 2020 by the SEC, and the Company’s common stock began trading on the Nasdaq Global Select Market on July 17, 2020. On July 21, 2020, the Company closed its IPO, in which the Company sold 9,315,000 shares of common stock (which included 1,215,000 shares that were sold pursuant to the full exercise of the IPO underwriters’ option to purchase additional shares) at a price to the public of $22.00 per share. Including the option exercise, the Company received aggregate net proceeds of $187.9 million after deducting offering costs, underwriting discounts and commissions of $17.0 million.
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
The Company records cash and cash equivalents as restricted when it is unable to freely use such cash and cash equivalents for general operating purposes. At September 30, 2020 and December 31, 2019, restricted cash consists of cash on deposit in a financial institution that is restricted from use for the Company’s corporate credit card program.
The following table provides a reconciliation of cash and cash equivalents and restricted cash on the condensed consolidated balance sheets to the totals presented on the condensed consolidated statements of cash flows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$237,233	$81,033
Restricted cash	270	270
Total cash and cash equivalents and restricted cash as presented on the condensed consolidated statements of cash flows	$237,503	$81,303
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its account receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s customers’ respective financial conditions, the

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
amounts of receivables in dispute and the current receivables aging and current payment patterns. To the extent identified, account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has not had any material write-offs or allowance for doubtful accounts in the three and nine months ended September 30, 2020 and 2019.
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
In order to determine the stand-alone selling price, the Company conducts a periodic analysis to determine whether various goods or services have an observable stand-alone selling price as well as to identify significant changes to current stand-alone selling prices. If the Company does not have an observable stand-alone selling price for a particular good or service, then the stand-alone selling price for that particular good or service is estimated using an approach that maximizes the use of observable inputs. The Company’s process for determining stand-alone selling price requires judgment and considers multiple factors that are reasonably available and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. The Company believes that this method results in an estimate that represents the price the Company would charge for the product offerings if they were sold separately.
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Product revenues
Product revenues are comprised of two major revenue streams, direct platform sales and consumables. Direct platform sales revenues are comprised of advanced automation systems (including fully-paid workflow licenses) as well as Culture Station instruments. Consumables revenues are comprised of OptoSelect chips required to run the system as well as reagent kits. The Company’s standard arrangement with its customers is generally a purchase order or an executed contract. Revenue on product sales is recognized when control has transferred to the customer which typically occurs when the product has been shipped to the customer, risk of loss has transferred to the customer and the Company has a present right to payment for the system, chip or kit, as applicable. In certain limited circumstances when a product sale includes client acceptance provisions, the Company will first assess such terms to determine if the control of the good is being transferred to the customer in accordance with the agreed-upon specifications in the contract. To the extent that such acceptance provisions can be objectively determined to be aligned with the standard specifications of the arrangement, are defined and easily evaluated for completion, as well as do not afford the customer any additional rights or create additional performance obligations for the Company, such provisions would be determined perfunctory and would not preclude revenue recognition presuming all other criteria are met. If such acceptance provisions are considered to be substantive, revenue is recognized either when client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the client acceptance provisions have been satisfied. Payment terms are generally thirty to ninety days from the date of invoicing.
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Contract assets and contract liabilities
Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. The Company’s contract asset balances of $2.5 million and $5.2 million as of September 30, 2020 and December 31, 2019, respectively, are primarily from its development and feasibility study agreements. The Company does not have impairment losses associated with contracts with customers for the three and nine months ended September 30, 2020 and 2019.
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
Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on the condensed consolidated balance sheet based on the timing of when the Company expects to complete the related performance obligations and invoice the customers. Contract liabilities are classified as current or long-term on the condensed consolidated balance sheet based on the timing when the revenue recognition associated with the related customer payments and invoicing is expected to occur.
Costs to obtain or fulfill a contract
Origination costs relate primarily to the payment of incentive bonuses that are directly related to sales transactions. Fulfillment costs generally include the direct cost of services such as platform support and feasibility studies.
Origination and fulfillment costs that are internal to the Company are generally expensed when incurred because most of those costs are incurred concurrently with the delivery of the related goods and services, which are predominantly recognized at a point in time or are short-term in nature. The origination costs that are related to long-term development agreements are capitalized and amortized over the relevant service period.
The origination costs that are related to long-term development agreements are not material as of September 30, 2020 and 2019.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, as

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to equity offerings, are capitalized and will be offset against proceeds upon the consummation of the offering within stockholders’ equity. As of September 30, 2020 and December 31, 2019, there were no capitalized deferred offering costs in the condensed consolidated balance sheets.
Research and Development Costs
Research and development costs primarily consist of salaries, benefits, incentive compensation, stock-based compensation, and allocated facilities costs for employees and contractors engaged in development arrangements, research, regulatory affairs, and product development. The Company expenses all research and development costs in the periods in which they are incurred.
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Most of the Company’s customers are located in the United States and Asia Pacific. For the three and nine months ended September 30, 2020, five customers accounted for 12%, 11%, 11%, 11% and 10% of revenue and one customer accounted for 10%, respectively. For the three and nine months ended September 30, 2019, five customers accounted for 22%, 13%, 13%, 11% and 11% of revenue and two customers accounted for 12% and 11% of revenue, respectively.
As of September 30, 2020, five customers comprised 17%, 16%, 16%, 15% and 13% of accounts receivable. As of December 31, 2019, four customers comprised 20%, 19%, 18% and 12% of accounts receivable.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4)Revenue From Contracts With Customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by type of customer or sales channel, market segment as defined by nature of workflows and activities of the end customer and timing of revenue recognition (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Type of Sales Channel
Direct sales channel	$18,073	$12,187	$38,804	$36,526
Distributor channel	135	3,480	3,751	3,545
Net revenues	$18,208	$15,667	$42,555	$40,071

Market Segment
Antibody therapeutics	$12,964	$14,983	$34,741	$38,808
Cell therapy	3,051	684	3,449	1,183
Synthetic biology	2,193	—	4,365	80
Net revenues	$18,208	$15,667	$42,555	$40,071

Timing of Revenue Recognition
Goods and services transferred at a point in time	$13,786	$13,186	$33,364	$30,449
Services transferred over time	4,422	2,481	9,191	9,622
Net revenues	$18,208	$15,667	$42,555	$40,071
Revenues by geographical markets are presented in Note 17 to these condensed consolidated financial statements.
Performance 0bligations
As of September 30, 2020, the aggregate amount of remaining performance obligations related to customer contracts was $3.9 million, of which approximately 29% is expected to be recognized to revenue in the next 12 months, with the remainder thereafter.
Contract balances
The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	September 30, 2020	December 31, 2019
Trade accounts receivable	$12,702	$9,334
Contract assets, which are included in 'Prepaid expenses and other current assets'	2,541	5,234
Deferred revenue (current)	4,704	9,686
Deferred revenue (non-current)	1,168	1,461
The contract liabilities of $5.9 million and $11.1 million as of September 30, 2020 and December 31, 2019, respectively, consisted of deferred revenue related to extended warranty service agreements and

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
advanced billings on advanced automation systems arrangements. Revenue recorded during the three and nine months ended September 30, 2020 included $2.7 million and $7.0 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2019.
(5)Balance Sheet Accounts
Inventory
The following table shows the components of inventory (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$7,393	$3,392
Finished goods	5,446	3,789
Total	$12,839	$7,181
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	September 30, 2020	December 31, 2019
Contract asset	$2,541	$5,234
Vendor deposits	41	65
Deferred costs	253	554
Prepaid insurance	3,243	180
Other	2,604	1,766
Total	$8,682	$7,799
Accrued expenses and other current liabilities
The following table shows the components of accrued expenses and other current liabilities (in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll and employee related expenses	$3,050	$2,134
Lease liability, short-term	2,571	2,067
Accrued product warranty	1,064	1,065
Accrued legal expenses	1,208	170
Other	421	793
Total	$8,314	$6,229
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
The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$25,132	$25,132	$—	$—
Total	$25,132	$25,132	$—	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$28,035	$28,035	$—	$—
Total	$28,035	$28,035	$—	$—
The carrying values and fair values of the Company’s financial instruments not measured at fair value were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$19,878	$20,461	$19,827	$21,392
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7)Property and Equipment, net
Property and equipment, net comprised the following (in thousands):

	September 30, 2020	December 31, 2019
Equipment, tooling and molds	$20,322	$19,510
Computer software and equipment	2,073	1,905
Furniture, fixtures and other	1,697	1,599
Leasehold improvements	5,317	5,283
Construction in process	629	342
Total property and equipment	$30,038	$28,639
Less: Accumulated depreciation	(15,474)	(12,167)
Property and equipment, net	$14,564	$16,472
Total depreciation expense for the three and nine months ended September 30, 2020 was $1.3 million and $3.9 million, respectively. Total depreciation expense for the three and nine months ended September 30, 2019 was $1.3 million and $3.6 million, respectively.
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The maturity of the Company’s operating lease liabilities as of September 30, 2020 is as follows (in thousands):

Operating leases
Undiscounted lease payments:
Remainder of 2020	$528
2021	2,217
2022	2,067
2023	2,057
2024	2,075
Thereafter	7,188
Total undiscounted lease payments	16,132
Less: implied interest	(2,376)
Present value of operating lease payments	13,756
Less: current portion	(2,571)
Total long-term operating lease liabilities	$11,185
Rent expense for the three and nine months ended September 30, 2020 was $0.6 million and $1.8 million, respectively. Rent expense for the three and nine months ended September 30, 2019 was $0.6 million and $1.7 million, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.4 million and $1.0 million for the three and nine months ended September 30, 2020, including non-lease components such as common area maintenance fees. Variable lease payments for operating leases were $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, including non-lease components such as common area maintenance fees.
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

Nine months ended September 30, 2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$192
Cash paid for amounts included in the measurement of lease liabilities	540
The following summarizes additional information related to operating leases:

September 30, 2020
Weighted-average remaining lease term (years)	6.64
Weighted-average discount rate	7.01%
(9)Notes Payable
In May 2018, the Company entered into a Loan and Security Agreement with East West Bank (the “EWB Loan Agreement”) providing it the ability to borrow up to $20.0 million.
The EWB Loan Agreement has a term of 48 months and carries an interest only period through May 2021, such interest only period subject to extension based on certain cash and revenue metrics. The note

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
payable is collateralized by substantially all the assets of the Company, excluding intellectual property, which is subject to a negative pledge. The note carries an interest rate of 6.73% per annum.
The EWB Loan Agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The EWB Loan Agreement also contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. In addition, the EWB Loan Agreement contains covenants associated with cash holdings with East West Bank and ratios of cash to cash burn. As of September 30, 2020 and December 31, 2019, the Company was in compliance with the terms and covenants of the EWB Loan Agreement.
The following is a schedule of payments due on notes payable as of September 30, 2020 (in thousands):

September 30, 2020
Year Ending December 31:
Remainder of 2020	$340
2021	12,832
2022	8,475
Total payments due	21,647
Less:
Interest payments, loan discounts and financing costs	(1,769)
Current portion, less loan discounts and financing costs	(6,595)
Notes payable, net of current portion	$13,283
Total interest cost incurred for the three and nine months ended September 30, 2020 was $0.4 million and $1.1 million, respectively. Total interest cost incurred for the three and nine months ended September 30, 2019 was $0.4 million and $1.2 million, respectively.
(10)Stock Compensation Plans
2011 Equity Incentive Plan
As of September 30, 2020, the number of shares of common stock issuable under the 2011 Equity Incentive Plan, as amended (the “2011 Plan”), was 8,896,451 shares, including shares issuable upon the exercise of outstanding awards. Following the adoption of the 2020 Incentive Award Plan in July 2020, any awards outstanding under the 2011 Plan continue to be governed by their existing terms but no further awards may be granted under the 2011 Plan.
2020 Incentive Award Plan
In July 2020, the Company’s Board of Directors approved the 2020 Incentive Award Plan (the “2020 Plan”). The initial number of shares authorized and available for issuance in connection with the grant of future awards is 6,750,000. As of September 30, 2020, the number of shares remaining for issuance under the 2020 Plan was 5,970,613, which includes awards granted and outstanding under the 2011 Plan that are forfeited or lapse unexercised after the effective date of the 2020 Plan.
2020 Employee Stock Purchase Plan
In July 2020, the Company’s Board of Directors approved the 2020 Employee Stock Purchase Plan (the “ESPP”). A total of 612,150 shares of common stock was initially reserved for issuance under the ESPP. The initial offering period for the ESPP runs from July 17, 2020 through March 6, 2021. Total stock-

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
based compensation recorded for the ESPP was $0.3 million for the three and nine months ended September 30, 2020.
Stock-based compensation
Stock-based compensation related to the Company's stock-based awards was recorded as an expense and allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of sales	$116	$—	$176	$—
Research and development	820	423	1,884	1,253
General and administrative	1,406	482	2,521	1,252
Sales and marketing	193	87	485	250
Total stock-based compensation	$2,535	$992	$5,066	$2,755
Stock-based compensation capitalized in inventory was immaterial as of September 30, 2020 and December 31, 2019.
(11)Income Taxes
The Company’s provision for income taxes was $0.1 million and $0.1 million, respectively, for the three and nine months ended September 30, 2020 and $21,000 and $55,000, respectively, for the three and nine months ended September 30, 2019. Deferred tax assets generated from the Company’s domestic net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.
(12)Statements of Cash Flows
The supplemental cash flow information consists of the following (in thousands):

	Nine months ended September 30,
	2020	2019

Cash paid for interest	$1,028	$1,021
Cash paid for income taxes	$18	$109

Non-cash investing and financing activities
Change in accounts payable and accrued liabilities related to purchases of property and equipment	$274	$(178)
Release of repurchase rights on early exercised options	$264	$—
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In July 2020, AbCellera Biologics Inc. (“AbCellera”) filed a complaint in the United States District Court for the District of Delaware, alleging that the Company infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by AbCellera by making, using, offering for sale, selling and/or importing the Company’s Beacon and Culture Station instruments and the OptoSelect chips, and sale of the Opto Plasma B Discovery Workflow: U.S. Patent Nos. 10,107,812, 10,274,494, 10,466,241, 10,578,618, 10,697,962, 10,087,408, 10,421,936 and 10,704,018 (“AbCellera I”). In August 2020, AbCellera filed a second complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,718,768, 10,738,270, 10,746,737, and 10,753,933 (“AbCellera II”). In September 2020, AbCellera filed amended complaints in each of AbCellera I and AbCellera II adding The University of British Columbia as a named plaintiff. Also in September 2020, AbCellera and The University of British Columbia filed a third complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,775,376, 10,775,377, and 10,775,378 (“AbCellera III”). AbCellera and The University of British Columbia are seeking, among other things, judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In addition to procedural motions, the Company has filed an answer and counterclaims in response to each of the AbCellera I, AbCellera II and AbCellera III lawsuits. The Company’s counterclaims in each lawsuit include counts for declaratory judgment of non-infringement of the asserted patents, for declaratory judgment of invalidity of the asserted patents, and for declaratory judgment of unenforceability of the asserted patents due to inequitable conduct. The AbCellera I, AbCellera II and AbCellera III lawsuits are pending.
In August 2020, the Company filed a complaint in the United States District Court for the Northern District of California against AbCellera and Lineage BioSciences, Inc., an entity previously acquired by AbCellera. The complaint includes two counts of unfair competition and one count of a declaratory judgment of non-infringement of U.S. Patent No. 10,058,839. The Company is seeking, among other things, damages and a judgment of non-infringement and AbCellera and Lineage filed a motion to dismiss the amended complaint. In October 2020, the Company filed an amended complaint asserting the same three counts. This lawsuit remains pending.
The Company believes that the patent assertions by AbCellera and The University of British Columbia are without merit and intends to defend itself vigorously. The Company also intends to proceed with its claims and counterclaims against AbCellera, Lineage and The University of British Columbia. Outcomes in litigation can be uncertain and it is possible a court may disagree with the Company’s positions. An adverse determination in these lawsuits could subject the Company to significant liabilities, require it to seek licenses from or pay royalties to AbCellera and/or The University of British Columbia or prevent it from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
No provision has been made for litigation because the Company believes that it is not probable that a liability had been incurred as of September 30, 2020.
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
Product Warranty
The table below represents the activity in the product warranty accrual included in accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$1,184	$729	$1,065	$601
Adjustments to existing warranties	(349)	(37)	(562)	(142)
Provision for new warranties	410	440	960	990
Settlement of pre-existing warranties	(181)	(298)	(399)	(615)
Balance, end of period	$1,064	$834	$1,064	$834
(14)Net Loss Attributable to Common Stockholders Per Share
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.
The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator
Net loss attributable to common stockholders	$(8,601)	$(4,448)	$(29,456)	$(14,838)
Cumulative undeclared dividends on Series D convertible preferred stock	(140)	(806)	(1,735)	(2,392)
Net loss attributable to common stockholders, basic and diluted	$(8,741)	$(5,254)	$(31,191)	$(17,230)
Denominator
Weighted-average shares used to compute net income per share, basic and diluted	53,596,982	2,943,162	20,041,080	2,845,122
Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(1.78)	$(1.56)	$(6.06)

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Convertible preferred stock (on an if-converted basis)	—	50,462,272	—	50,462,272
Options to purchase common stock	9,818,701	9,298,796	9,818,701	9,298,796
Restricted shares of common stock related to early exercise of options	7,344	46,719	7,344	46,719
Warrants to purchase Series C convertible preferred stock	—	136,519	—	136,519
Total	9,826,045	59,944,306	9,826,045	59,944,306
(15)Equity Method Investment in Joint Venture
In 2017, the Company entered into agreements with The University of Texas MD Anderson Cancer Center (“MDACC”) to form a joint venture, Optera Therapeutics Corp. (“Optera”), the purpose of which was, in part, to develop and standardize workflows and protocols to enable healthcare providers to implement proof of concept and/or clinical study protocols and cell processing to select and manipulate immune cells using the Company’s technology. Both Berkeley Lights and MDACC received 50% ownership of Optera in consideration of certain rights and licenses and legal fees incurred to set up the new company.
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
The total equity losses recorded under this arrangement were $0.8 million during the nine months ended September 30, 2019, which are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
(16)Convertible Note Receivable and Embedded Derivative
In 2018, the Company entered into a note agreement with Optera (the “Optera Note”). The Optera Note, which had an original maturity date in April 2019 and carries interest at 4.0%, was amended in December 2018 to extend the maturity date to October 2019. Total amounts issued under the Optera Note were $2.0 million through the year ended December 31, 2019.
These notes convert automatically into the equity securities issued in the next Optera equity financing round greater than $20.0 million at a 20% discount to the issuance price. Alternatively, upon change of control or IPO, at the option of the holder the notes will either a) become due and payable in cash or b) convert into common shares. The balance of the notes receivable, which are reported as prepaid and other current assets in the condensed consolidated balance sheets, was $10,000 at September 30, 2020 and December 31, 2019, respectively.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The discounted conversion rate in the Optera Note is considered a redemption feature that is an embedded derivative requiring bifurcation and separate accounting at its estimated fair value. The estimated fair value of the embedded derivative upon issuance in April 2018 was an asset of $0.2 million. The estimated fair value of this derivative instrument was recognized as a note discount and as an embedded derivative asset on the condensed consolidated balance sheet upon issuance. The Company amortized the note discount into interest income using the effective interest method. Total amortization of the note discount was $60,000 for the nine months ended September 30, 2019.
The embedded derivative requires periodic re-measurements to fair value while the instrument is still outstanding. The change in the estimated value is recorded in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. The total amount recorded for the change in fair value of the embedded derivative was $0.1 million for the nine months ended September 30, 2019. Additionally, the Company recorded an impairment in the amount of $0.2 million in the nine months ended September 30, 2019 for the full reduction in the fair value of the asset due to the resolution by the Optera Board of Directors to dissolve Optera (see Note 15 to these condensed consolidated financial statements).
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
The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
North America	$7,050	$9,316	$21,200	$21,004
Asia Pacific	6,061	4,064	13,165	9,481
Europe	5,097	2,287	8,190	9,586
	$18,208	$15,667	$42,555	$40,071
North America includes the United States and related territories. Asia Pacific also includes Australia.
As of September 30, 2020 and December 31, 2019, substantially all of the Company’s long-lived assets were located in the United States of America.

(18)    Subsequent Events

In October 2020, the Company modified certain stock option awards related to the retirement of a non-executive employee of the Company. Under the separation agreement, the employee will remain an advisor to the Company for a period of up to 8.5 months. In addition, certain of the non-executive employee’s stock options were modified, resulting in stock-based compensation expense of $2.4 million, which was recognized at the time of modification.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

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
•our ability to establish and maintain intellectual property protection for our products and workflows or avoid or defend claims of infringement, including with respect to our intellectual property litigation with AbCellera and The University of British Columbia;
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
•our expectations regarding the use of proceeds from our initial public offering in July 2020; and
•our expectations about market trends.

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
The Berkeley Lights Platform can be used to characterize the performance of cells relevant to the desired cell-based product early in the discovery process and then connect this phenotypic data to the genetic code for each cell. In contrast, current genomic technologies find sequences first and fail to deliver the functional information early in the process. Performing functional validation early means letting poorly performing cells fail early while rapidly advancing the best candidates forward, before incurring significant research and development expense. Our platform repeats this process of fail and advance many times throughout the process, delivering the best cells for what we believe will deliver the best product.
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
We commercially launched our platform in December of 2016, which included the Beacon system and the alpha version of our Opto Cell Line Development 1.0 workflow, targeted to the antibody therapeutics market. From the initial launch of our platform through September 30, 2020, we have commercially launched seven workflows. In June of 2019, we launched our desktop Lightning system targeted for assay development and lower throughput workflows, and in early 2020 we launched the Culture Station instrument.
Historically, we have financed our operations primarily from the issuance and sale of convertible preferred stock, borrowings under our long-term debt agreement, as well as cash flows from operations. On July 21, 2020, we closed our initial public offering (the “IPO”), in which we sold 9,315,000 shares of common stock (which included 1,215,000 shares that were sold pursuant to the full exercise of the IPO underwriters’ option to purchase additional shares) at a price to the public of $22.00 per share. We received aggregate net proceeds of $187.9 million after deducting, offering costs, underwriting discounts and commissions of $17.0 million.
Since our inception in 2011, we have incurred net losses in each year. Our net losses were $8.6 million and $4.4 million for the three months ended September 30, 2020 and 2019, respectively, and $29.5 million and $14.8 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $179.8 million and cash and cash equivalents totaling $237.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.
Certain of our financial results and other key operational developments for the three and nine months ended September 30, 2020 include the following:
•Total revenue for the three months ended September 30, 2020 was $18.2 million compared to $15.7 million for the same period in 2019. The increase was primarily due to increased revenue from sales of our consumables resulting from our increased installation base, as well as increased revenue from milestone and development agreements. While our customers continue to be impacted by the COVID-19 pandemic, the impact is more directly related to our ability to install and train with customers in certain geographies and locations, whereas delays in purchasing decisions and negotiations are becoming less frequent. Total revenue for the nine months ended September 30, 2020 and 2019 increased to $42.6 million from $40.1 million, respectively.
•Gross profit in absolute dollars for the three months ended September 30, 2020 increased compared to the same period in 2019, however gross margin declined. This was the result of reduced margins on service revenues, primarily due to the timing of work performed and related revenue recognition on our milestone agreements and programs as well as the costs incurred related to the milestone agreements and programs under which we provide services on a time and materials basis. We also experienced reduced margin on system placements resulting from the regional mix of platform sales, and the mix of platforms sold. These declines in margin were partially offset by an increase in mix and margin related to consumable sales.
•Operating expenses for the three and nine months ended September 30, 2020 increased compared to the same periods in 2019 due to the overall growth in our business, including the overall expansion of our operations and costs associated with being a public company. We continue to invest in ongoing research and development activities related to testing and qualification materials and other costs related to various projects to develop and improve systems, workflows and assays.
COVID-19 Update
In response to the COVID-19 pandemic and various resulting government directives, we took proactive measures to protect the health and safety of our employees, contractors, customers and visiting vendors and suppliers. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses. Some of the measures we have taken were as follows:
•During this pandemic, we moved quickly to place platforms and to provide reagents to researchers around the world working to understand COVID-19 and identify antibodies to support the development of therapies and cures for the disease with the aim to accelerate the discovery of neutralizing antibodies. Our platforms, assays and workflows are a useful tool for infectious disease research because they are able to be leveraged for antibody discovery using the blood of recovering patients as the foundation for therapeutics;
•Berkeley Lights has been designated an essential business that can continue operations during the COVID-19 pandemic. In early March, we promptly instituted protocols to have many personnel work remotely. At the same time, because of our continued designation as an essential business, many employees continue to come on-site to our facility in Emeryville, California to undertake research and development activities that support essential operations to, among other things, provide critical products to researchers and support the important research and development being undertaken by our customers. For those employees coming on-site, we have implemented social distancing and other protective measures in order to protect their health and safety. We have also restricted business travel and have limited access to our campus and other facilities to outside visitors other than vendors, supplier and partners who are integral to supporting our business. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures;
•Our production, shipping and customer service functions remain operational to ensure we maintain a continuous supply of products both to our customers and for our internal research and development activities. We are communicating regularly with our suppliers so that our supply chain remains intact and we have not yet experienced any material supply issues. Our customer service teams around the world are operating remotely and remain available to assist our customers and partners as needed;
•Initially, as a result of travel restrictions and shelter-in-place orders, we experienced an impact on our ability to ship and install systems, as well train customers in certain geographies. In July 2020, we began developing, and continue to develop, remote learning capabilities to help our customers and partners operate their Berkeley Lights platforms and reduce the number of customer/partner on-site visits our field application scientists and field support engineers need to make in view of certain travel restrictions and country-specific quarantine requirements; and
•We are actively reviewing and managing costs to navigate the current environment and to allow Berkeley Lights to remain in a strong financial and operating position until the pandemic is brought under control.
While the disruption is currently expected to be temporary, there is considerable uncertainty around its duration. We expect these disruptions to impact our operating results. However, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.
Components of results of operations
Revenue
Our revenue consists of both product and service revenue, which is generated through the following revenue streams: (i) direct platform sales (advanced automation systems, fully-paid workflow license agreements and platform support), (ii) recurring revenue (annual workflow license agreements, workflow subscription agreements, consumables, service and warranty contracts), and (iii) revenue from partnerships related to our joint development agreements, and to a lesser extent feasibility studies. Sales of advanced automation systems, recurring revenue from consumables, workflow subscription agreements, and workflow licenses are defined as product revenue, and revenue from joint development agreements and partnerships, service and warranty contracts, feasibility studies and platform support are defined as service revenue in our results of operations.
Direct platform sales: Direct platform sales are comprised of our customers, distributors and dealers directly purchasing our advanced automation systems, which include the Beacon and Lightning systems and Culture Station instrument. These direct purchases included, during our early customer engagements, a fully-paid workflow license to practice the desired workflow(s) in a specific field of use. In addition, we also offer platform support to the extent customers require further system and workflow optimization following platform implementation. Direct platform sales were as follows for the periods presented:

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Direct platform sales	$12,394	$12,256	$138	1%	$29,361	$28,088	$1,273	5%
Total revenue	$18,208	$15,667	$2,541	16%	$42,555	$40,071	$2,484	6%
Direct platform sales as % of total revenue	68%	78%			69%	70%
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
Recurring revenue may also include annually renewable workflow licenses as well as quarterly workflow subscription revenue from annual or multi-year subscription arrangements. In late 2019, we piloted a subscription option for the antibody discovery and cell line development workflows. We are still in the early commercialization phase of assessing market acceptance of the subscription access model. Recurring revenue was as follows for the periods presented:

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Recurring revenue	$3,671	$1,914	$1,757	92%	$9,072	$4,996	$4,076	82%
Total revenue	$18,208	$15,667	$2,541	16%	$42,555	$40,071	$2,484	6%
Recurring revenue as % of total revenue	20%	12%			21%	12%

Revenue from joint development agreements and partnerships: Joint development agreements and partnerships, including collaboration agreements, are arrangements whereby we provide services for the development of new workflows, cell, or organism types, or deliver specific biological assets to meet specific customers’ needs. Such contracts generally include defined milestones associated with these development activities over extended periods of time, some in excess of twenty-four months. There are typically formal customer acceptance clauses as each milestone is completed, and an approval to proceed with the next milestone is generally required. Some development agreements may also include a prerequisite feasibility study to determine proof of concept before any milestone work is initiated. We recognize revenue over time using an input measure of progress based on costs incurred to date as compared to the total estimated costs (i.e. percentage of completion), or in certain instances on a time and materials basis, depending on the terms of the development agreement. We periodically review and update our estimates which may adjust revenue recognized for the period. Milestone revenue can vary over time as different projects start and complete. On occasion, we also perform feasibility studies prior to a direct platform sale in the event customers require further platform validation prior to purchase. Milestone program and related revenue was as follows for the periods presented:

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Milestone program and related revenue	$2,143	$1,497	$646	43%	$4,122	$6,987	$(2,865)	(41%)
Total revenue	$18,208	$15,667	$2,541	16%	$42,555	$40,071	$2,484	6%
Milestone program and related revenue as % of total revenue	12%	10%			10%	17%
Costs of sales, gross profit and gross margin
Product cost of sales. Cost of sales associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, costs of component materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities and information technology.
Service cost of sales. Cost of sales associated with our services primarily consists of personnel and related costs, expenses related to the development of customized platforms and workflows, feasibility studies on our platforms and service and warranty costs to support our customers. We maintain continuous efforts to increase reliability and uptime of our advanced automation systems. During the three and nine months ended September 30, 2020 and 2019, we incurred service and warranty costs of $0.6 million and $1.4 million and $0.9 million and $1.6 million, respectively, for the support of our installed base.
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
We expect our aggregate stock-based compensation to continue to increase in absolute dollar terms. Furthermore, in the fourth quarter of 2020 we recorded stock-based compensation expenses of $2.4 million for the modification of certain stock options related to the retirement of one of our non-executive employees (see Note 18, “Subsequent Events”, in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q).
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

Results of operations
The following tables set forth our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue:
Product revenue	$14,103	$13,200	$33,893	$30,522
Service revenue	4,105	2,467	8,662	9,549
Total revenue	18,208	15,667	42,555	40,071
Cost of sales:
Product cost of sales	3,463	3,387	8,467	7,792
Service cost of sales	1,937	610	4,339	1,192
Total cost of sales (1)	5,400	3,997	12,806	8,984
Gross profit	12,808	11,670	29,749	31,087
Operating expenses:
Research and development (1)	10,421	10,189	33,240	28,574
General and administrative (1)	7,229	3,136	15,419	8,858
Sales and marketing (1)	3,341	2,623	9,651	6,912
Total operating expenses	20,991	15,948	58,310	44,344
Loss from operations	(8,183)	(4,278)	(28,561)	(13,257)
Other income (expense):
Interest expense	(361)	(360)	(1,074)	(1,064)
Interest income	51	221	249	723
Other income (expense), net	10	(10)	72	(1,185)
Loss before income taxes	(8,483)	(4,427)	(29,314)	(14,783)
Provision for income taxes	118	21	142	55
Net loss and net comprehensive loss	$(8,601)	$(4,448)	$(29,456)	$(14,838)
(1)Amounts include stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of sales	$116	$—	$176	$—
Research and development	820	423	1,884	1,253
General and administrative	1,406	482	2,521	1,252
Sales and marketing	193	87	485	250
Total stock-based compensation expense	$2,535	$992	$5,066	$2,755

Comparison of the three and nine months ended September 30, 2020 and 2019
Revenue

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Product revenue	$14,103	$13,200	$903	7%	$33,893	$30,522	$3,371	11%
Service revenue	4,105	2,467	1,638	66%	8,662	9,549	$(887)	(9%)
Total revenue	$18,208	$15,667	$2,541		$42,555	$40,071	$2,484
Product revenue increased by $0.9 million, or 7%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was primarily driven by an increase of $1.0 million in consumables sales driven by additional demand from our customers due to the increase in our installed base, as well as workflow subscription revenue of $0.2 million. This increase was offset by a decrease in platform sales of $0.4 million resulting from the mix of system type placed as well as the regional mix of placements. During both of the three months ended September 30, 2020 and 2019, we sold 8 platforms.
Service revenue increased by $1.6 million, or 66%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was primarily driven by higher revenue associated with milestone agreements and programs of $0.8 million and an increase from sales in service warranty and application support arrangements of $0.9 million, partially offset by a decrease in revenue from feasibility studies resulting from the timing of such arrangements.
Product revenue increased by $3.4 million, or 11%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was primarily driven by an increase of $2.6 million in consumables sales due to a larger customer base, an increase of $0.3 million in revenue from platform and system sales, including license arrangements related to our workflows, and an increase of $0.4 million in workflow subscription revenue. During the nine months ended September 30, 2020 we sold 18 platforms compared to 17 platforms during the nine months ended September 30, 2019. Revenue from platform and system sales in the nine months ended September 30, 2020 was impacted by the regional mix of the platform placements as well as the mix of system type placed.
Service revenue decreased by $0.9 million, or 9%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease was primarily driven by reduced revenue associated with milestone agreements and programs of $2.1 million, including the substantial completion of two existing arrangements in the first half of 2020, as well as a decrease in revenue from feasibility studies of $0.7 million resulting from the timing of such arrangements, partially offset by an increase from sales in service warranty and application support arrangements of $1.9 million.
Cost of sales, gross profit and gross margin

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%

Product cost of sales	$3,463	$3,387	$76	2%	$8,467	$7,792	$675	9%
Service cost of sales	1,937	610	1,327	218%	4,339	1,192	3,147	264%
Total cost of sales	$5,400	$3,997	$1,403	35%	$12,806	$8,984	$3,822	43%

Gross profit	$12,808	$11,670	$1,138	10%	$29,749	$31,087	$(1,338)	(4%)
Gross margin	70%	74%			70%	78%
Product cost of sales increased by $0.1 million, or 2%, and $0.7 million, or 9%, for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The increase in product cost of sales was in line with revenue growth for consumables and platforms.
Service cost of sales increased by $1.3 million, or 218%, and $3.1 million, or 264%, for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The increase was primarily due to costs incurred for milestone agreements and programs under which we provide services on a time and materials basis, as well as increased costs for extended warranty services as the installed base matured and customers renewed their service contracts and more customers purchased extended warranty as the standard warranty expired.
Gross profit increased by $1.1 million, or 10%, and decreased by $1.3 million, or 4%, for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. Gross margin declined by 4% and 8% for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The decline in gross margin was driven by reduced margins on service revenues, primarily due to the timing of work performed and related revenue recognition on our milestone agreements and programs as well as the costs incurred related to the milestone agreements and programs under which we provide services on a time and materials basis, as well as reduced margin on system placements resulting from the regional mix of platform sales. These declines in margin were partially offset by an increase in the mix and margin related to consumable sales.
This reduction in margin for the nine months ended September 30, 2020 was further increased by our election to buy-out one of the workflow programs that is being developed in collaboration with Ginkgo Bioworks (“Ginkgo”) under the terms of the existing relationship, such buy-out terminating Ginkgo’s exclusive rights on the related workflow.
Operating Expenses
Research and development

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Research and development	$10,421	$10,189	$232	2%	$33,240	$28,574	$4,666	16%
Research and development expense increased by $0.2 million, or 2%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Personnel-related expenses excluding stock-based compensation remained relatively flat in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, while other costs, including testing and qualification materials and other costs related to various projects to develop and improve systems, workflow and assays increased by $0.2 million. Stock-based compensation increased by $0.3 million during the three months ended September 30, 2020 compared to the same period ended September 30, 2019, primarily due to an increase in headcount. The change in personnel-related expenses in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily impacted by the increased utilization of certain research and development personnel for revenue-generating activities under the milestone agreements and programs under which we provide services on a time and materials basis, resulting in those costs being recorded as cost of sales, offset by increased costs associated with headcount increases and stock-based compensation.
Research and development expense increased by $4.7 million, or 16%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was due to a $2.3 million increase in personnel-related expenses, including a $0.5 million increase in stock-based compensation expense resulting primarily from increased headcount, and a $2.4 million increase in other costs, including testing and qualification materials and other costs related to various projects to develop and improve systems, workflow and assays.
General and administrative

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
General and administrative	$7,229	$3,136	$4,093	131%	$15,419	$8,858	$6,561	74%

General and administrative expense increased by $4.1 million, or 131%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was due to a $1.3 million increase in personnel-related expenses, including a $0.9 million increase in stock-based compensation primarily due to the growth of our operations, and a $2.8 million increase in other costs, including professional fees and other expenses related to outside legal services, including expenses incurred related to patent litigation, accounting, insurance costs, consulting and IT services to support our continued growth and building the infrastructure needed to operate as a public company.

General and administrative expense increased by $6.6 million, or 74%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was due to a $2.7 million increase in personnel-related expenses, including a $1.2 million increase in stock-based compensation primarily due to the growth of our operations, and a $3.9 million increase in other costs, including professional fees and other expenses related to outside legal services, including expenses incurred related to patent litigation, accounting, insurance costs, consulting and IT services to support our continued growth and building the infrastructure needed to operate as a public company.
Sales and marketing

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Sales and marketing	$3,341	$2,623	$718	27%	$9,651	$6,912	$2,739	40%

Sales and marketing expense increased by $0.7 million, or 27%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was due to a $0.6 million increase in personnel-related expenses, including a $0.1 million increase in stock-based compensation as a result of increased headcount, and a $0.4 million increase in marketing, advertising and other costs, offset by a reduction of $0.3 million in travel expenses as business travel, trade shows and other events were impacted by restrictions imposed due to the COVID-19 pandemic.
Sales and marketing expense increased by $2.7 million, or 40%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was due to a $1.7 million increase in personnel-related expenses, including a $0.2 million increase in stock-based compensation as a result of increased headcount, and a $1.5 million increase in marketing, advertising and other costs, offset by a reduction of $0.5 million in travel expenses as business travel, trade shows and other events were impacted by restrictions imposed due to the COVID-19 pandemic.
Interest expense

	Three months ended September 30,		Three month change			Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2020	2019	Amount	%		2020	2019	Amount	%
Interest expense	$361	$360	$1	—%	%	$1,074	$1,064	$10	1%	%
Interest expense remained flat at $0.4 million and $1.1 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. Interest expense resulted primarily from interest incurred on our loan from East West Bank, which carries interest at a fixed rate of interest.
Interest income

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Interest income	$51	$221	$(170)	(77%)	$249	$723	$(474)	(66%)
Interest income decreased by $0.2 million, or 77%, and $0.5 million, or 66%, for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The decrease was primarily due to lower interest received on our cash and short-term deposits due to a decline in interest rates.
Other income (expense), net

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2020	2019	Amount	%	2020	2019	Amount	%
Other income (expense), net	$10	$(10)	$20	200%	$72	$(1,185)	$1,257	106%
Other income for the three and nine months ended September 30, 2020 was mainly comprised of foreign exchange gains and losses and other miscellaneous income. Other expense for the three and nine months ended September 30, 2019 primarily included losses associated with our equity method investment in Optera, which ceased operations during fiscal 2019.
Liquidity and capital resources
As of September 30, 2020, we had approximately $237.2 million in cash and cash equivalents which were primarily held in U.S. short-term bank deposit accounts and money market funds. Restricted cash of $0.3 million serves as collateral for our corporate credit card program. We have generated negative cumulative cash flows from operations since inception through September 30, 2020.
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
Based on our current business plan, we believe our existing cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.
Sources of liquidity
Since our inception, we have financed our operations primarily from the issuance and sale of equity securities, borrowings under long-term debt agreements, and to a lesser extent, cash flow from operations. In July 2020, we completed our IPO, resulting in the receipt of aggregate proceeds of $187.9 million, net of offering costs, underwriter discounts and commissions of $17.0 million.
East West Bank Loan and Security Agreement
In May of 2018, we entered into a Loan and Security Agreement, or the EWB Loan Agreement, with East West Bank, or EWB, which was subsequently amended in April of 2019 and March of 2020, providing us with the ability to borrow up to $20.0 million. The full amount of the loan was funded in May of 2018, and $20.0 million of term loan borrowings were outstanding as of September 30, 2020. Borrowings under the term loan mature on May 23, 2022 and accrue interest at a fixed rate of 6.73% per annum. We are required to make interest only payments on the term loan through May of 2021, after which equal monthly installments of principal and interest are due.

The EWB Loan Agreement is collateralized by substantially all of our property, except for intellectual property, which is subject to a negative pledge. The EWB Loan Agreement contains customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity. The EWB Loan Agreement also contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. In addition, the EWB Loan Agreement contains financial covenants that require us to maintain a certain percentage of our total cash holdings in accounts with EWB as well as maintain certain ratios of cash to cash burn. If we default under the EWB Loan Agreement and if the default is not cured or waived, the lender could cause any amounts outstanding to be payable immediately. Under certain circumstances, the lender could also exercise its rights with respect to the collateral securing such loans. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.
We were in compliance with all covenants under the EWB Loan Agreement as of September 30, 2020.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(32,993)	$(13,866)
Investing activities	(1,821)	(7,071)
Financing activities	191,014	901
Net increase (decrease) in cash and cash equivalents and restricted cash	$156,200	$(20,036)

Operating activities
Net cash used in operating activities increased by $19.1 million to $33.0 million in the nine months ended September 30, 2020 compared to $13.9 million in the nine months ended September 30, 2019. The increase resulted primarily from a higher net loss during the nine months ended September 30, 2020 and increased working capital requirements primarily related to an increase in inventory and accounts receivable as a result of continued growth of our business as well as an increase in deferred revenue due to the timing of revenue recognition, offset by a reduction in accounts payable and accruals primarily due to the timing of performance of services, vendor invoicing and related vendor payments.
For the nine months ended September 30, 2020, inventories increased by $5.8 million due to an increase in raw materials and finished goods to support revenue growth and anticipated demand. Accounts receivable increased by $3.4 million for the nine months ended September 30, 2020 due to an increase in revenue and the timing of invoicing.
Investing activities
Net cash used in investing activities was $1.8 million in the nine months ended September 30, 2020 compared to $7.1 million in the nine months ended September 30, 2019. The decrease was primarily driven by the timing of capital expenditures. In addition, net cash used in investing activities for the nine months ended September 30, 2019 included the issuance and partial collection of a note receivable to our equity method investment, which ceased operations during fiscal 2019.
Financing activities
Net cash provided by financing activities was $191.0 million for the nine months ended September 30, 2020 compared to $0.9 million for the nine months ended September 30, 2019. Net cash provided by financing activities during the nine months ended September 30, 2020 related to cash receipts of $187.9 million of net proceeds from our initial public offering and $3.1 million of proceeds from the issuance of common stock upon the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2019 related to the issuance of common stock upon the exercise of stock options.
Concentration of credit risk
Most of the Company’s customers are located in the United States and Asia Pacific. For the three and nine months ended September 30, 2020, five customers accounted for 12%, 11%, 11% and 11% and 10% of revenue and one customer accounted for 10% of revenue, respectively. For the three and nine months ended September 30, 2019, five customers accounted for 22%, 13%, 13%, 11% and 11% of revenue and two customers accounted for 12% and 11% of revenue, respectively.
As of September 30, 2020, five customers comprised 17%, 16%, 16%, 15% and 13% of accounts receivable.
Contractual obligations and commitments
There have been no material changes to our contractual obligations as of September 30, 2020, as compared to those disclosed in the final prospectus relating to our initial public offering dated July 16, 2020 and filed with the SEC on July 17, 2020, with the following exceptions.
On June 25, 2020, we entered into an operating lease for 34,789 square feet of additional space in Emeryville, California, as well as amended our existing lease arrangements to vacate certain existing space and extend the terms of our remaining existing space in Emeryville. The lease for additional space commences October 1, 2020 and all of the leases now expire on March 31, 2028. See Note 8, “Leases”, in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
We purchase raw materials for inventory, services and equipment from a variety of vendors, including our contract manufacturers that manufacture our instruments and certain providers of our components for our consumable manufacturing. Total purchase obligations that are enforceable and legally binding on us and that specify all significant terms were $20.5 million as of September 30, 2020, of which $18.1 million is expected to be become due within the next 12 months and the remaining $2.4 million is expected to become due within the next 24 months.
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
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in the final prospectus for the Company’s initial public offering dated July 16, 2020 filed with the SEC on July 17, 2020, except for certain policies associated with the timing of revenue recognition for product revenues, as discussed in the revenue recognition policy disclosed in Note 2, “Summary of Significant Accounting Policies”, in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in our Notes to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
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
Fixed rate debt. In May 2018, we entered into a Loan and Security Agreement with East West Bank, which is due in May 2022, and carries a fixed interest rate of 6.73% per annum. If we refinance our loan agreement or enter into new debt arrangements, interest rates could increase and thereby increase our financing costs and increase our net loss. A hypothetical 100 basis point change in interest rates would have resulted in a $0.2 million increase in interest expense for the nine months ended September 30, 2020.
Bank deposit, money market and note receivable exposure. As of September 30, 2020, we had cash and cash equivalents, including restricted cash, of $237.5 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds, and bank deposits generate interest income at variable rates below 1%. A hypothetical 100 basis point decrease in interest rates would have lowered our interest income for the nine months ended September 30, 2020 by $0.2 million and increased our net loss by this amount.
Foreign currency risk
The majority of our revenue has been generated in the United States. Through September 30, 2020, we did not generate any revenue denominated in foreign currencies. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the US dollar, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 despite the fact that many of our associates are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize potential impacts on their design and operating effectiveness.
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
Part II. OTHER INFORMATION.
Item 1.    Legal Proceedings.
See Note 13, “Commitments and Contingencies” under the heading “Legal Proceedings” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for legal proceedings and related matters.
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
There have been no material changes to the risk factors set forth in the final prospectus for the Company’s initial public offering dated July 16, 2020 filed with the SEC on July 17, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Unregistered Securities
There were no unregistered sales of the Company's equity securities during the three and nine months ended September 30, 2020.
Use of Proceeds from our IPO
On July 21, 2020, we closed our initial public offering, in which we issued and sold 9,315,000 shares of our common stock, including the full exercise of the underwriters’ over-allotment option, at a public offering price of $22.00 per share for aggregate offering proceeds of $204.9 million. All of the shares of common stock issued and sold in the offering were registered under the Securities Act of 1933, as amended (“Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-239487), which was declared effective by the SEC on July 16, 2020.
Cash used since the initial public offering is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. As of the date of this filing, there has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus for the Company’s initial public offering dated July 16, 2020 filed with the SEC on July 17, 2020.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.
Item 6. Exhibits.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Berkeley Lights, Inc.	8-K	001-39388	3.1	7/21/2020
3.2	Amended and Restated Bylaws of Berkeley Lights, Inc.	8-K	001-39388	3.2	7/21/2020
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	333-239487	4.2	7/13/2020
4.3	Fifth Amended and Restated Investors’ Rights Agreement, dated March 28, 2018, by and among Berkeley Lights, Inc. and the Investors listed therein.	S-1	333-239487	4.3	6/26/2020
4.4	Plain English Warrant Agreement dated August 24, 2016, by and between Berkeley Lights, Inc. and TriplePoint Capital LLC.	S-1	333-239487	4.4	6/26/2020
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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
Berkeley Lights, Inc.

Date: November 12, 2020	By:	/s/ Shaun Holt
Shaun Holt Chief Financial Officer (Principal Financial Officer)