Form 10-K
period 2020-12-31
Berkeley Lights, Inc.
filed 2021-03-12
CIK 1689657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File Number: 001-39388
_____________________
Berkeley Lights, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_____________________

Delaware	35-2415390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5858 Horton Street, Suite 320

Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (510)858-2855
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.00005 per share	BLI	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
_____________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant was not a public company as of June 30, 2020, the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its common stock held by non-affiliates.
As of February 26, 2021, the registrant had 64,901,883 shares of common stock, $0.00005 par value per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

Berkeley Lights, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Annual Report, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct and actual results may vary materially from what is expressed in or indicated by the forward-looking statement. Such statements reflect the current views of our management with respect to our business, results of operations and future financial performance.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. For a more detailed discussion of the risks, uncertainties and other factors that could cause actual results to differ, please refer to the “Risk Factors” in this Annual Report, as such risk factors may be updated from time to time in our periodic filings with the SEC. Our periodic filings are accessible on the SEC’s website at www.sec.gov.
The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our,” “the Company,” “BLI” and similar references refer to Berkeley Lights, Inc.

PART I
Item 1. Business
Overview
Berkeley Lights is a leading Digital Cell Biology company focused on enabling and accelerating the rapid development and commercialization of biotherapeutics and other cell-based products. The Berkeley Lights Platform captures deep phenotypic, functional and genotypic information for tens of thousands of single cells in parallel and can also deliver the live biology customers desire in the form of the best cells. This is a new way to capture and interpret the qualitative language of biology and translate it into single-cell specific digital information, referred to as Digital Cell Biology. We currently focus on enabling the large and rapidly growing markets of antibody therapeutics, cell therapy and synthetic biology with our platform. Our goal is to establish the Berkeley Lights Platform as the standard throughout the cell-based product value chain by increasing the probability of successful product development for our customers.
Cells have tremendous capabilities and are an effective means to discover, develop and manufacture a wide range of products, including therapies for diseases, new and sustainable foods and industrial materials. Harnessing these capabilities requires finding and using the best cells, which can result in finding the next blockbuster drug or saving millions of dollars per year on manufacturing costs. However, biology is extremely complex and not deterministic. Cells are microscopic factories that make minute amounts of a variety of valuable proteins, such as antibodies, and therefore require a high degree of precision when analyzed individually. Finding the best cells can require searching through millions of cells, or often even more challenging, starting with a limited sample of precious cells. Finding the best cells requires more than just capturing a cell’s genetic code, it requires the deep understanding generated by functional characterization across many parameters, a process we call Deep Opto Profiling. Many existing methods to perform functional characterization of single cells are manual and fragmented processes that we believe do not scale to meet the significant challenges of measuring biological complexity. Furthermore, methods that characterize larger numbers of cells in bulk lack single-cell precision or operate at single-cell resolution but without functional validation of that cell. Successful cell-based product development requires living, functionally validated cells. We believe today’s methods functionally characterize insufficiently and too late in the process. We believe that harnessing the cell’s true capability, to develop biotherapeutics and other cell-based products, requires functional characterization of living single cells at large scale, cost effectively and in an integrated manner, early in the value chain.
We developed the Berkeley Lights Platform to provide the most advanced environment for rapid functional characterization of single cells at scale. The Berkeley Lights Platform can be used to characterize the performance of cells relevant to the desired cell-based product early in the discovery process and then connect this phenotypic data to the genetic code for each cell. In contrast, current genomic technologies find sequences first and fail to deliver the functional information early in the process. Functional validation early means letting poorly performing cells fail early while rapidly advancing the best candidates forward, before incurring significant research and development expense. We repeat this process of fail and advance many times throughout the process, identifying the best biology and delivering the best cells for what we believe will deliver the best product. We believe our platform rapidly provides the deepest information, with linked phenotypic and genotypic data, on tens of thousands of live single cells relevant to the customers’ end product specifications. We believe we are the only company exclusively focused on this approach to Digital Cell Biology, and we believe this level of scale and precision is not attainable with other approaches. This allows our customers to find the best cells by:

•Performing rapid functional characterization of tens of thousands of single cells in parallel;
•Precisely controlling the environment around each cell, and maintaining cells in a healthy state for further use;
•Accessing a high degree of cell biodiversity;
•Deep Opto Profiling of the relevant phenotypic characteristics, at single-cell resolution over time and connecting this to the genotypic information for each cell;
•Performing a broad range of workflows, including single-cell assays, on an integrated platform; and
•Digitally aggregating, accessing and analyzing a rich data library for each single cell.
Using our platform, customers can perform functional characterization of single cells at scale, effectively, more often and early in the product development process. We believe this enables them to find the best cells and best product candidates earlier and faster in their processes to:
•Accelerate their product development cycles;
•Improve process yield and lower costs throughout their value chain;
•Enable a broad range of complex therapeutic modalities in biopharmaceuticals;
•Increase the probability of successfully developing cell-based products;
•Achieve revenue from their cell-based products sooner and potentially extend the product lifetime on the market prior to patent expiration; and
•Increase return on investment for their cell-based products.
Our platform is a fully integrated, end-to-end solution, comprised of proprietary consumables, including our OptoSelect chips and reagent kits, advanced automation systems and advanced application and workflow software. Customers load onto our system their live cell samples, as well as media and reagents, then the cells are imported onto our OptoSelect chips where integrated workflows are performed to assess specific cell functions and attributes. Our platform captures and delivers rich single-cell data to find the best cells. We believe this brings common biological cell processing into the digital age. Our platform leverages proprietary OptoElectro Positioning (OEP) technology, which enables deterministic positioning of living single cells and other micro-objects using light. OEP is a core technology of our platform and allows for a high level of control over live single cells or other micro-objects throughout the functional characterization process. Our platform includes:
•OptoSelect chips—Proprietary single-use opto-fluidic chips on which thousands of single-cells are functionally characterized in parallel. Aided by our software, these chips use OEP to select and move thousands of cells and other micro-objects in parallel through a microfluidic circuit into individual nanoliter sized chambers we call NanoPens, located on the chips. Within the NanoPens, our platform can precisely control the environment, perform a large variety of single-cell assays and record with high resolution imaging each single cell over time, providing a predictable analytical window into live single-cell biology. Our OptoSelect chips contain up to 20,000 individual NanoPens on a single chip and are compatible with both mammalian and non-mammalian cells.
•Reagent kits—Support on-chip phenotypic and genotypic single-cell assays and off-chip processes for upstream and downstream analysis and support multiple species and cell types. We also supply media and media additives for certain cell types.
•Advanced automation systems—Three advanced automation systems, Beacon and Lightning, which are designed to run our proprietary workflows, and Culture Station, which allows our customers to increase the throughput of workflows requiring high volume, multi-day cell culture. Beacon can run workflows on four chips in parallel, utilizing up to 80,000 NanoPens, while Lightning runs workflows on one chip at a time.
•Advanced application and workflow software—Tailored software packages that enable customers to design, automate and scale reproducible workflows and collect, aggregate, analyze and report data on each cell in each NanoPen, far beyond what we believe is possible with current manual workflows.
Our commercial workflows, each of which are distinct offerings, are made up of four modules we call Import, Culture, Assay and Export. These modules can be adapted, interchanged and deployed with a variety of single-cell assays to address specific applications and a variety of cell types. We believe this versatility facilitates rapid development of new workflow offerings and virtually unlimited workflow commercialization opportunities. We have developed and will continue to develop and commercialize proprietary workflows across large markets by leveraging existing workflows and assays. Over time, our goal is to enable customers to standardize many of their processes on our platform utilizing our workflows. We believe we are the only company commercializing a platform that can do this in a scalable way.
To drive new workflow development, we created our Berkeley Lights BioFoundry, which we believe represents the largest single location capacity for functionally characterizing cells. In our BioFoundry, we practice and develop workflows and functional assays that are applicable throughout the value chain of our target markets.
Leveraging our BioFoundry’s capacity and the precision of our platform, we can also look deep into the immune repertoire to discover difficult to find proprietary biological assets, such as antibodies and TCRs, that may offer commercialization opportunities. We also are developing new workflows through work conducted in the Innovation Lab part of our BioFoundry, which primarily focuses on biological assays outside of, or adjacent to, our target markets.
We have grown our workflow library with increasing velocity since the introduction of our first workflow in December of 2016, and as of December 31, 2020, we offered eight commercial workflows incorporating sixteen assays and eleven cell classes. Our current workflows target customers in the antibody therapeutics, cell therapy and synthetic biology markets. Commonalities among certain workflows used to functionally characterize single cells in one market allow us to leverage the workflows developed for that market to improve and accelerate workflow development timelines for another market and facilitate adoption of our platform across markets.
While our platform is currently utilized primarily in the discovery and development stages of the value chain and marketed as research use only, or RUO, we believe that the capabilities of our platform will enable us to capture an increasingly greater share of our addressable market opportunity and the value chain across cell-based product industries, including being incorporated into the commercial manufacturing process.
Industry
Cells are the basic building blocks of life and have evolved over billions of years to create enormous biodiversity. They share significant common functions but can look and behave very differently. Cells can make valuable products and many of these products, such as biotherapies, cannot be economically produced any other way. Over the past two decades a main focus within cell biology has been on the understanding of the cell’s genotypic information. This has given rise to large markets like next generation sequencing, single-cell genomic analysis and synthetic biology. However, cells express genotypic information in a variety of ways that, in most cases, cannot be accurately predicted. There remains a significant gap in the understanding of how a cell’s genetic code truly impacts its function, behavior and performance. Connecting a cell’s genotype to its phenotype requires functional testing, which we believe has become a critical bottleneck in the development and manufacturing of biotherapeutics and other cell-based products.
Increased understanding of cells has enabled the discovery, development and production of therapies for diseases, new and sustainable foods, industrial materials and many other items. While the applications and markets for cell-based products are significant and rapidly growing, we believe we are only at the beginning of harnessing cells’ full capabilities.
The challenges of harnessing biology and making cell-based products
Biology is complex. It is highly diverse, integrated and not deterministic, and therefore presents a challenge of scale. Despite significant advances in the understanding of cells and their tremendous capabilities, cells are exceptionally challenging to work with. They are very complex, heterogeneous, and at any moment, thousands of processes occur inside a cell that impact its production of a multitude of proteins, its energy expenditure and its performance of a specific function. Cells are also sensitive to their environment. They interact with other surrounding cells and when removed from their in vivo environment can quickly change their phenotype or die. Experiments to find the best biotherapeutic may require searching through millions of cells or starting with a limited sample of precious cells. Cells are microscopic factories that make small amounts of a variety of valuable proteins, such as antibodies, and finding the best cells requires highly precise and sensitive measurements of such limited cell output. Addressing these challenges requires a solution that can functionally test thousands of cells in parallel at the single-cell level.
Limitations of existing methods for functionally characterizing cells
Significant progress has been made in the functional characterization of single cells. High resolution microscopy, fluorescent imaging, high-speed fluorescence activated cell sorting (FACS) and sequencing have all contributed individually to advancement of this field. However, integration of these capabilities and automation of these common methods across technologies remain lacking, and we believe an integrated workflow is critical for rapid advancement of the functional characterization of single cells. In addition, these methods typically result in the death of most cells involved in the process, preventing the re-capture of the best cells with the right characteristics for the cell-based product. Current technologies and methods are either only capable of handling large numbers of cells in bulk or performing bulk sequencing at the single-cell level without functionally characterizing each single cell. We also believe these methods inadequately capture the complex parallel processes happening within a cell, as they often only capture a single snapshot of the behavior in time. Living cells are real-time systems that change and adjust over time to environmental changes across a very large number of variables. Furthermore, each individual cell is different, and therefore measurements on one set of cells may not correspond to the actual characteristics of another set of the same type of cells, especially when the measurements are made at different points in time and under different environmental conditions. We believe common methods lack precision, do not capture the multidimensional aspects of cell behavior and do not scale to meet the significant challenges of measuring a cell’s biological complexity. As a result, functional testing is deployed insufficiently or ineffectively across the cell-based product value chain.
Finding the best cells requires a solution that enables:

•Performing rapid functional characterization of tens of thousands of single cells in parallel at the highest level of biodiversity;
•Precisely controlling the environment around each cell, and maintaining cells in a healthy state for further use;
•Accessing a high degree of cell biodiversity;
•Deep Opto Profiling of the relevant phenotypic characteristics, at single-cell resolution over time and connecting this to the genotypic information for each cell;
•Performing a broad range of workflows, including single-cell assays, on an integrated platform; and
•Digitally aggregating single-cell information to create a rich data library for each cell.
Limitations of centralized biology to address infectious diseases
Infectious diseases emerge in single locations globally. In the early stages of epidemic outbreak, the sum total of the human immune response to the pathogen occurs in that single location. Unfortunately today’s biopharmaceutical discovery infrastructure is largely centralized and not well suited to rapidly respond to these emerging pathogens. The recent SARS-CoV-2 outbreak clearly demonstrated the challenge between local pathogen emergence and centralized response. The people who had the most immediate access to recovering patient blood did not appear to have immediate access to certain state-of-the-art antibody discovery technology. The people who had certain state-of-the-art technology did not have immediate access to recovering patient blood. We believe that the speed and ability to respond to emerging pathogens can be dramatically improved with a state-of-the-art solution that is proximal to the initial outbreak. If a proximal solution was available at the initial outbreak of SARS-CoV-2, we believe functional antibodies could have been discovered months earlier. It is our vision to place the Berkeley Lights Platform at Centers for Disease Control and Prevention, or CDCs, and regional centers of excellence worldwide. We envision these platforms will be networked via the cloud to provide global access to the latest Berkeley Lights workflows, to rapidly return diverse functional antibody sequences to biopharmaceutical companies for development and manufacture of the therapeutic antibodies. This capability could potentially enable rapid discovery and development of therapeutic antibodies targeting emerging pathogens anywhere in the world. This strategy could also be applied to endemic infectious diseases in the ongoing search for broadly neutralizing antibodies. We believe that the Berkeley Lights Platform can leverage automation, workflow standardization and Deep Opto Profiling to become a key enabler of this form of distributed biological processing.
Digital Cell Biology enabled by the Berkeley Lights Platform
Digital Cell Biology
Digital Cell Biology is a new way to capture and interpret the qualitative language of biology, both phenotypic and genotypic information, from a highly biodiverse cell population, and translate it into a single-cell specific digital deep profile. The Berkeley Lights Platform combines bioscience, information and technology to deliver deep phenotypic and functional information linked to genotypes across thousands of living cells in parallel at the single-cell level. Using our platform, customers can leverage the power of Digital Cell Biology to rapidly engage in Deep Opto Profiling of cells they wish to understand, characterize and use in their cell-based product development processes.
The Berkeley Lights Platform
We developed the Berkeley Lights Platform to create the most advanced environment for functional testing of single cells and provide customers local access to Digital Cell Biology for developing cell-based products on a global scale. Our platform delivers live biology, in the form of the best cells for the desired cell-based product. Using our platform, customers perform integrated workflows specific to a field of use to profile and capture relevant single-cell data, throughout the duration of the workflow, on tens of thousands of cells individually, in parallel and within a contained and precisely controlled environment.
Our platform is a fully integrated, end-to-end solution, comprised of proprietary consumables, including our OptoSelect chips and reagent kits, advanced automation systems and advanced application and workflow software. Our platform leverages our proprietary OptoElectro Positioning (OEP) technology, which provides deterministic positioning of living single cells and other micro-objects using light. We believe our platform delivers a high level of control over, and preservation of, living single cells or other micro-objects throughout the functional characterization process.
Our platform also uses our proprietary NanoPen technology. NanoPens are small, roughly 1 nanoliter (or 1/50,000th of a drop of water) sized chambers, with proprietary surface coatings that provide precise and deterministic control of the environment around the cells. Through biomimetic design, our platform provides nutrients to, and removes waste from, each NanoPen to keep the cells in a healthy state while outside of their native environment. These mechanisms enable performance of a large variety of single-cell assays on live biology, including single-cell real-time imaging at high resolution.

OptoSelect chips
Using OEP we select and move cells and other micro-objects in parallel into NanoPens on our proprietary OptoSelect chips. Within the NanoPens, our platform can precisely control the cell environment, perform a large variety of single-cell assays and real-time image each single cell, providing a predictable analytical window into live single-cell biology. We currently offer six types of OptoSelect chips, with different designs and numbers of NanoPens for various workflows. Our largest commercially available chip has 20,000 pens, and is primarily used for our antibody discovery workflow with plasma cells. OptoSelect chips are single-use consumables and replaced after each workflow.

Reagent kits
We have commercialized a broad range of reagent kits that have been validated in the workflows using our platform. These reagent kits support the on-chip analysis on our advanced automation systems as well as many other upstream and downstream processes. Our reagent kits provide a variety of capabilities and benefits, including:
•Sample preparation;
•Modification of the surface chemistry in our chips to enable both adherent and non-adherent cell culture;

•Enhancement of the culture of single cells including prolonging cell life;
•Media and media additives for primary cells and other cell types;
•Assays, such as binding, blocking and functional;
•Quantification of antibody production that are animal component-free;
•Lysis and capture of a single cell’s specific genomic material in a NanoPen; and
•Enablement of a wide range of other phenotypic and genotypic assays.
In addition, our reagent kits have been optimized to support multiple species and cell types including mammalian cells such as B cells, T cells and dendritic cells, and non-mammalian cells including yeast and bacteria.
Advanced automation systems
We currently offer three advanced automation systems, Beacon and Lightning, which are designed to run our proprietary workflows, and Culture Station, which allows our customers to execute workflows requiring high volume, multi-day cell culture without breaking the continuity and control provisions of a single program run.
Beacon
Launched in December of 2016, Beacon is a fully automated, high throughput system that enables workflows on four OptoSelect chips in parallel, utilizing up to 80,000 NanoPens. Beacon captures brightfield and fluorescence images to track and assay individual cells across multiple points in time to allow Deep Opto Profiling of phenotypic and genotypic information on single cells. Beacon is used by our customers for high throughput applications, including antibody discovery and cell line development. Since its launch, we have focused on continuous improvement efforts in the form of activating additional system-level capabilities and enhancements, in turn, enhancing the value of the system for our customers. We will continue to evolve Beacon to further facilitate distributed decentralized biological processing globally.
Lightning

Launched in June of 2019, our Lightning desktop system supports workflows on a single chip. Lightning captures brightfield and fluorescence images to track and assay individual cells across multiple points in time and allows Deep Opto Profiling of phenotypic and genotypic information on single cells.
Culture Station
Launched in January of 2020, Culture Station enables the on-chip culture of cells outside of Beacon and Lightning, where workflows require an extended cell culture period. Culture Station consists of independent media, fluidics and software and can be seamlessly integrated into Beacon and Lightning workflows. Rather than occupy those systems during the Culture module, customers can transfer up to eight of our OptoSelect chips from Beacon or Lightning onto Culture Station. Once culture is completed, the chips can be moved back to Beacon or Lightning for further analysis. This seamless interface between systems increases throughput when cell culture becomes a constraint. Parallel processing of culture while simultaneously running assays on Beacon or Lightning reduces the product development cycle time and lowers cost, maximizing benefits to our customers.
Advanced application and workflow software
Software is a core capability of Berkeley Lights and a key element of our platform. We believe that we have developed proprietary automation and analysis software that facilitates running our systems, as well as the analysis and reporting of the data from workflows far beyond what is possible with traditional manual workflows. Our software includes:
•Cell Analysis Suite (CAS) is our premier and primary application. It is the platform management system software that is the foundation for all workflows run on Beacon and Lightning. CAS software controls the systems, acquires and analyzes data and directs all operations included in each automated workflow, including cell and NanoPen selection, on-chip immunoassay analysis, real-time single-cell imaging, automatic clone selection and removal from the NanoPens and exporting living cells. New versions of CAS are released over time to provide incremental improvements of the user experience and support new applications.
•Workflow Runner/Builder is used to develop and run all of our workflows on our platform. It is used within our company as a development tool but also gives our customers the power to create, change, configure, save and automate complex workflows. Customers can customize workflows with the click of a mouse allowing for rapid workflow development and deployment.
•Assay Analyzer provides analysis of the visual history of each cell in a NanoPen. Using the unique chip and NanoPen identification, the Beacon or Lightning user can conduct the analysis of assays, morphology, growth rates and other characteristics across all NanoPens. Using multi-dimensional graphs and filters, the user can select NanoPens of interest for export. Assay Analyzer also provides analysis and reporting, including complete images for proof of monoclonality useful for electronic records and regulatory reports.

•Image Analyzer is a dynamic visualization application providing high resolution and real-time imaging of each NanoPen and its contents. Image Analyzer includes tools for optimizing cell counting, assay analysis and cell tracking over time, including particle counting for cells and beads, fluorescence identification of hits from positive assays, construction of high resolution images from fluorescence channels, cell scoring by color and recording of the imaging data.
•PrimeSeq is an analysis and reporting tool integrating single-cell sequence library preparation into application-specific workflows. PrimeSeq can link sequencing files on each individual cell directly back to the specific NanoPen location for that cell. Using PrimeSeq and CAS, the Beacon and Lightning user can perform on-chip mRNA capture and reverse transcription, create single-cell sequencing libraries from select live single cells and explore phenotypic and genotypic information.
Workflows using our platform: Import, Culture, Assay and Export
Our customers have access to Berkeley Lights proprietary workflows, but can also develop and run their own customized workflows utilizing our Workflow Runner/Builder application software.
Import
Cells are imported to the OptoSelect chip through a microfluidic path. Once in the main channel, cells are imaged, and then moved into the NanoPens using OEP technology.
The Import module begins after the customer loads the cell sample onto our advanced automation systems, and the system loads the sample into our OptoSelect chips. During the Import module, the customer uses our CAS software to select the cells and micro-objects of interest, and then our OEP technology is used to move the selected cells into NanoPens. This can be repeated multiple times so that, for example, a single NanoPen can be loaded with a bead, a cell to be interrogated and a reporter cell. Import can also be performed at various points during a workflow, for example, importing an antigen-specific bead during the Assay process.
Culture
Inside the NanoPens, cells can grow and divide under precisely controlled conditions. Our platform enables accurate control of the media around the cell to provide nutrients and remove waste products, allowing for optimal growth conditions. Additionally, our platform uses brightfield imaging of the cells, during the Culture module to track growth rate, cell diameter, circularity, motility and other morphological features in real-time. This module can also be run in parallel on Culture Station, without imaging, for higher chip throughput applications or when required cell culture times are long.

Assay
During the Assay process, each NanoPen is imaged in up to five fluorescent channels, monitored and the behavior of each cell collected digitally over time and across a range of parameters relevant to the desired application. Our platform can measure a wide range of surface markers, the rate of secreted factors, the functional responses of those secreted factors and cell-to-cell interactions. For example, using Import functions, our platform can place a tumor cell in the same NanoPen as a T cell and then using Assay functions, watch the T cell attack the tumor cell and digitally record the interaction including fluorescent markers that signal death of the tumor cell. We are also able to capture the mRNA of the single cell in each NanoPen for downstream sequencing applications. Using our OptoSeq Library Kits customers can lyse, capture and barcode genetic information from select cells on a single OptoSelect chip, conduct reverse transcription, create cDNA libraries for sequencing and link sequencing results back to the unique cell identifiers.

Export
Cells are exported from the OptoSelect chip to a well plate through a microfluidic path. Individual cells or clones of interest can be precisely selected with our OEP technology and exported into a 96 well plate for further processing. Our platform enables the selection and export of individual single cells and other micro-objects at any time during the workflow either to remove cells of interest for further processing or to export cells not further needed and continue Assay on cells of interest. Our platform can export live single cells, groups of cells and clones into a humidified and temperature controlled well plate.
Business model and platform access
Our business model is focused on driving the adoption of the Berkeley Lights Platform and maximizing its use across our customers’ value chains. This is achieved by enabling more functional testing of single cells throughout our customers’ value chains and by finding opportunities for customers to perform single-cell functional testing earlier in their product development process to advance better product candidates. We engage with potential customers to identify a significant challenge they are facing and then evaluate which of our workflows and underlying assays can address their problem. Customers can gain access to our platform via direct purchase, subscription or strategic partnership. In many cases we can address customers’ needs with existing or variants of existing workflows. Alternately, we may form strategic partnerships to develop substantially new workflows with our customers to address their needs.

Access options	Direct purchase	Subscription	Strategic partnership
Overview	▪ Customers purchase the advanced automation system and a workflow license to a specific field of use that is either perpetual, or annually renewed ▪ Customers purchase the associated OptoSelect chips and reagent kits specific to their desired workflows ▪ Customers can opt to buy extended warranty and service agreements for their systems as desired	▪ Customers subscribe to a specific workflow and pays a quarterly fee over a fixed period for use of the advanced automation system, the accompanying workflow license, and service and warranty coverage ▪ Subscription terms can range from one to five years ▪ Customers purchase the associated OptoSelect chips and reagent kits specific to their desired workflows	▪ Usually combines a direct purchase along with milestone payments for joint workflow development programs ▪ Jointly developed workflows become part of the platform and we can commercialize with new customers and markets ▪ Can also result in shared cell-based product assets and shared revenue
Revenue streams	▪ Platform acquisition through one-time purchases of advanced automation systems ▪ Recurring revenue from workflow consumables, service and warranty renewals, and renewable workflow licenses	▪ Quarterly revenue for the advanced automation systems, workflow license, and service and warranty coverage ▪ Recurring revenue for workflows and the associated consumables	▪ Platform acquisition through one-time purchases of advanced automation systems ▪ Joint workflow development milestones ▪ Potential revenue from the outright sale, or licensing of cell-based product assets; potential for royalty arrangements
Proprietary biological asset generation	**No**	**No**	**Yes**

Our growth strategy
Our goal is to establish the Berkeley Lights Platform as the standard throughout the cell-based product value chain and drive substantial conversion of current cell biology workflows onto our platform. Our growth strategy is comprised of the following elements:
Drive new customer adoption of the Berkeley Lights Platform
Since the commercial launch of our platform in December of 2016 through December 31, 2020, 63 customers had leveraged our platform to perform a variety of workflows. We drive customer adoption globally within our initial target markets of antibody therapeutics, cell therapy and synthetic biology through business development efforts; a direct sales and marketing organization in the United States, parts of Europe and China; and third-party distributors and dealers in Asia.
Expand the utilization of workflows across our customers’ value chains
We are driving the adoption of workflows using our platform across our existing customers’ value chains. We are doing so by developing new workflows for use at multiple points within the discovery, development and production phases of our customers’ value chains. For example, customers that use our workflows for the antibody discovery phase may purchase our cell line development workflows to help within the development and production scale-up phases.
Increase the value of our workflows to our customers
We are increasing the value of our workflows by building additional assays that can be used with a given workflow and by further integrating the workflows into our customers’ existing processes. We are also expanding the upstream and downstream reach of our workflows. This increases the workflow value to our customers and enables us to share in that cost of ownership benefit. For example, we developed our Opto Plasma B Discovery 2.0 and 3.0 workflows to improve the features of Opto Plasma B Discovery 1.0. This was achieved by increasing scale and adding sequence library preparation into our workflow, making the process easier and more efficient for our customers and enabling them to more broadly screen the antibody diversity of animals. We have multiple generations of workflows for antibody discovery and cell line development, and are developing new generations of workflows, including for cell therapy development, incorporating additional capabilities that have value for our customers.
Drive utilization of our workflows and adoption of our platform across multiple customer sites
We increase usage of our platform with existing customers by driving adoption of multiple advanced automation systems either to support multiple locations or drive increased usage of our workflows in any given location. There is an opportunity to increase utilization of our platform throughout our customers’ organizations. We accomplish this through a combination of sales and business development efforts as well as through our customer success organization to help customers to standardize their processes globally at multiple sites using our platform.
Develop and monetize proprietary biological assets from our BioFoundry
Within our Berkeley Lights BioFoundry, we practice and validate workflows. In certain cases, we may use our own biology as part of this validation process. This enables us to commercialize new workflows and may also generate proprietary valuable biological assets we could sell outright or license to customers, such as functionally validated antibodies or new organisms applicable to synthetic biology. We also use our BioFoundry Innovation Lab in cooperation with third parties to develop workflows to generate proprietary biological assets for new and adjacent markets. These early third-party research collaborations may take various forms, including service or capacity subscription arrangements.
Expand adoption of the Berkeley Lights Platform into new markets
Our market entry strategy involves identifying markets that have significant constraints which can be addressed by our platform. This can be specific to certain diseases or pathogens and/or involve new therapeutic modalities and/or cell types. We drive our expansion into new markets by developing workflows for those markets, either by adapting existing workflows or by partnering with leaders in those markets to develop workflows that address their significant unmet needs but also have general value for other customers in that market. These partnerships can result in joint development of specific workflows and assays involving upfront and milestone arrangements, as well as capacity subscription arrangements. Depending on the agreement, we could also negotiate end product revenue participation through royalties.
Our workflow and assay library
As of December 31, 2020, we offered eight commercial workflows, incorporating sixteen assays that address different phases of our customers’ cell-based product value chains in our target markets. In each of these markets we are developing additional workflows that can extend use of our platform across our customers’ value chains and perform single-cell functional testing at critical yield steps as early as possible in their respective processes. We are also developing workflows to enter new cell-based product markets. Workflow development and market expansion are a function of incorporating additional cell types, product specific assays or adapting the four basic workflow modules.

We use our Berkeley Lights BioFoundry, which we believe represents the largest single location platform capacity globally for functionally characterizing cells, to drive new workflow development and functionally characterize cells. In our BioFoundry, we practice and develop workflows and functional assays that are applicable throughout the value chain of our target markets. Leveraging our BioFoundry’s capacity, we can also look deep into the immune repertoire to discover difficult-to-find proprietary biological assets, such as antibodies and TCRs, that may offer commercialization opportunities.
The output of a workflow is to recover the best cells and best product candidate by recording critical data such as relevant phenotypic characteristics, genotypic information and multiple, high resolution images over time on thousands of cells, on an individual cell basis. This is a process we refer to as Deep Opto Profiling, a critical component of Digital Cell Biology. We believe Deep Opto Profiling delivers a significant amount of relevant phenotypic, genotypic and imaging information for each single cell, across a number of interconnected dimensions, allowing our customers to find the best cells for their desired product.

Deep Opto Profiling

Cell classes

Mammalian

- Primary Human B Cells: Plasma B Cells, Memory B Cells from peripheral blood
- Primary Rabbit Memory B Cells
- Primary Murine B Cells: Plasma Cells from Bone Marrow and Spleen
- CHO: CHO-K1, CHO-S, CHOZN
- Primary Human T Cells: Transduced CAR-T Cells, CD4, CD8, Regulatory T Cells
- Human PBMCs: T Cells, Monocytes, B Cells, NK Cells
- Human Adherent Cell Lines: HEK, HepG2, JEG-3, BE-2, SH-SY5Y, U2-OS
- Human Leukemia Cell Lines: Jurkat, K562, LCL, T2, THP
- Hybridoma: OKT3, OKT4, OKT8
- Primate Epithelial Cell Line: Vero
- Murine Suspension Cell Line: Sp2/0-Ag14

Non-mammalian

- *Bacteria: E.coli (BL21)*
- *Yeast: S.cerevisiae, P.pastoris*
- *Other*

Phenotypic assays

- Bead-based antigen binding
- Ligand-receptor blocking
- Membrane bound, live cell binding
- Membrane bound, live cell blocking
- Calcium flux
- IgG secretion rate assay (Fc or κ *Lc*)
- Cytokine detection (IFNγ, TNFα, IL2, +)
- Cytotox assay (T cell tumor killing)
- Cell surface markers
- Viability
- Cell growth / doubling time
- Morphology: diameter / circularity
- Viral neutralization
- *Multi-cytokine with coded beaded*
- *Motility*
- *Reporter gene assay*
- *Customs assays upon request*

Genotypic assays

- BCRseq – live cell export
- BCRseq – bead capture in NanoPen
- TCRseq – live cell export
- mRNA, gene expression profiling – coded bead capture in NanoPen
- *BCRseq – coded bead capture in NanoPen*

Imaging capabilities

- Fluorescence: DAPI, FITC, PE, TxRed & Cy5
- Time lapse
- Brightfield
- Real time
- Parameter extraction

Through our platform, customers can now link the Deep Opto Profiling data to each cell’s genomic expression. For example, some customers are using our platform to recover paired heavy and light chain antibody sequences and others are using our platform to capture mRNA from target cells for gene expression profiling. Customers can characterize the transcriptome of the highest producing clones. We expect that customers will be able to use this linked data to improve cellular models which may enable better organism design. We envision Deep Opto Profiling data will be aggregated and made accessible via the cloud to existing and new customers, which over time could become a part of our distributed biology strategy and our product offering.
Antibody therapeutics workflows
In the antibody therapeutics market, as of December 31, 2020, we offered six commercial workflows, four targeting the discovery phase and two targeting the development phase of this market.
Opto Plasma B Discovery workflows versions 1.0, 2.0 and 3.0 – These workflows enable customers to functionally characterize single B cells to discover antibody therapeutic candidates. We designed our Opto Plasma B Discovery workflows to provide access to the highest level of biodiversity and to discover rare functional antibodies that cannot be easily or cost-effectively found with other common methods, such as hybridoma, or methods that involve sequencing B cells first and performing functional testing later. Our Opto Plasma B Discovery workflows can deliver functional monoclonal antibody sequences in three days, which compares to weeks or months using common methods.
Opto Viral Neutralization 1.0—We adapted the modules and assays from our Opto Plasma B Discovery workflow 1.0 to enable recovery of antibodies from both immunized animals and human patients exposed to emerging and dangerous pathogens, like SARS-CoV-2. We developed reagent kits to process blood from patients surviving viral infection in order to find antibodies from both plasma and memory B cells against the virus. Using our platform, GenScript made an early discovery of binding antibodies in China against SARS-CoV-2. As part of our direct work on COVID-19, we have been collaborating with Vanderbilt University Medical Center to use Opto Viral Neutralization 1.0 to discover therapeutic antibody candidates. This work has resulted in the discovery of hundreds of antibody sequences from a single recovering patient targeting SARS-CoV-2, two of those antibodies are in Phase 3 trials being conducted by AstraZeneca and in one study, this two antibody cocktail has shown to be effective against the dominant strain of COVID-19 and the two emerging UK and South African strains. We commercialized Opto Viral Neutralization 1.0 in September 2020.
While our recent efforts have been focused on SARS-CoV-2, we believe that Opto Viral Neutralization 1.0 can be leveraged to discover potential therapies for many viruses and other emerging pathogens. The ability to process human patient samples provides access to the immune repertoire and antibodies that may represent therapeutic candidates for other infections suffered in the past. Previously, tapping directly into the human immune repertoire was not economically feasible because of the high costs associated with sequencing, re-expression and functional testing of thousands of cells. Our platform and Opto Viral Neutralization 1.0 allow for upfront functional screening which makes accessing the repertoire economically feasible.
Opto Cell Line Development versions 1.0 and 2.0—Following antibody discovery and antibody engineering, our Opto Cell Line Development workflows enable finding the highest productivity cell line by repeating the Culture and Assay modules on a small clone of 4 to 60 cells derived and grown from a single cell isolated on our chip. These workflows shorten the time to find the best production cell lines from 8 to 12 weeks for well plate-based approaches down to 1 week using our platform. Operation of a single large-scale bioreactor can cost approximately $50 million annually. The potential annual cost savings for finding a clone with just 20% higher titer could be on the order of $10 million per year per large-scale bioreactor. In certain cases, some customers have demonstrated even greater increases in titer. Our workflows also enable >99% monoclonality assurance, a quality metric important for regulatory approval, in the same workflow. By contrast, limiting dilution, a common method to provide monoclonality assurance, takes approximately four weeks and only achieves approximately 96% monoclonality assurance. One of our customers received the first Investigational New Drug, or IND, approval by the FDA for an Antibody Therapeutic developed using our Opto Cell Line Development 1.0 workflow on the Beacon. This means that our highly replicable, standardized, automated cell line development workflow with the associated automated data capture, including our industry leading monoclonality, is an accepted workflow for the creation of monoclonal cell lines.
Cell therapy workflows
As of December 31, 2020, we offered two commercial workflows for cell therapy development. We are also developing our platform to serve as an integrated solution to develop and manufacture T cell therapies, as well as monitor a patient’s immune response to such therapies.
Opto Cell Therapy Development workflow version 1.0—We announced version 1.0 in April of 2020, which enables customers to isolate, define and identify poly-functional T cells by precisely assembling T cell-target cell interactions in NanoPens. Our platform can selectively import phenotype specific T cells, cancer cells and cytokine capture beads into the NanoPens and co-culture them to determine what percentage of the T cell population demonstrates antigen-specific activation through multiple cytokine secretion measurements. Using this workflow, customers can also perform a time-lapse cytotoxicity assay in the NanoPens with T cells that have the ideal poly-functional cytokine phenotype to provide functional measurement of the T cell’s effectiveness in killing single or multiple tumor cells over time. It can be used to select specific T cells for TCR recovery and sequencing to accelerate the development of potential new cell therapies. With the Opto Cell Therapy Development 1.0, which includes the use of dendritic cells, our customers can evaluate thousands of individual T cells in parallel in a single day and on a single platform, and quickly derive actionable information on T cell function and then select and export the desired live cells for further downstream processing.
Opto Cell Therapy Development workflow version 2.0—We have also released Opto Cell Therapy Development 2.0 which upgrades 1.0 to include upstream off-chip activation and expansion of T cells prior to on-chip selection, using multi-cytokine and cytotoxicity assays. Opto Cell Therapy Development 2.0 will eliminate the need for dendritic cells, which will reduce overall process variation, time and cost.

Fully integrated cell therapy solution—We are developing workflows and a new advanced automation system to enable our platform to be deployed as a fully integrated solution for manufacture and therapy monitoring of cell therapies. In the first quarter of 2021, we announced that we had completed an alpha version of a fully integrated, closed loop, cell therapy manufacturing system, or CTMS. As part of the announcement we also stated that our CTMS is still early in the development cycle and any actual commercial use of the CTMS is likely several years away. We believe that these additions to our platform can address critical challenges and could enable the production of cell therapies on an integrated platform in a decentralized setting, close to the patient.
Synthetic biology workflows
In September of 2019, we signed a collaboration agreement with Ginkgo, a leader in the synthetic biology market, or the Ginkgo Agreement. Under the Ginkgo Agreement, Ginkgo has agreed to incorporate the Berkeley Lights Platform into its automated genetic engineering foundries. The collaboration will, among other things, drive jointly developed workflows that will help provide continued growth in output and efficiency of Ginkgo’s foundries and will establish our commercial workflow offering in the synthetic biology market. We are currently developing multiple workflows encompassing a variety of organisms with Ginkgo. During the year ended December 31, 2020, we exercised a buy-down right on two different collaboration workflows, which allows us to avoid a waiting period before commercializing the workflows for third parties.
Market opportunity
While our platform is currently utilized primarily in the discovery and development stages of the value chain and marketed as research use only, or RUO, we believe that the capabilities of our platform will enable us to capture an increasingly greater share of our addressable market opportunity and the value chain across cell-based product industries, including being incorporated into the commercial manufacturing process. Our current workflows target customers in the antibody therapeutics, cell therapy and synthetic biology markets. We estimate that end market sales of cell-based products in antibody therapeutics, cell therapy and synthetic biology were approximately $148 billion in 2019 and are expected to grow to $255 billion by 2024 at an 11% CAGR. We believe there are approximately 1,600 companies, academic institutions, and governmental and other organizations currently focused on developing cell-based products and we estimate our total addressable market to be approximately $23 billion, which includes addressable markets of approximately $6 billion in antibody therapeutics, approximately $15 billion in cell therapy and approximately $2 billion in synthetic biology. Our estimates of our total addressable markets are based on potential customer research and development spending, addressable aspects of potential customers’ end product development process, and potential platform usage. We also utilize estimated penetration and placement rates for our platform with potential customers in our target markets and historical patterns for consumables usage.
Antibody therapeutics market opportunity
We believe traditional methods for antibody therapeutics discovery and development are lengthy and inefficient. According to a 2016 study by Tufts Center for the Study of Drug Development, developing a drug costs on average $2.6 billion. Development of a drug can also take an average 10 years to develop according to research published in 2015 by PhRMA. Furthermore, antibody therapeutics drug discovery and development are becoming more challenging as companies continue to pursue more complex drug targets, and use new modalities such as multi-specific antibodies. This rising complexity increases the time and cost of the pharmaceutical discovery and development cycle and puts further pressure on returns on investment in the antibody therapeutics industry. According to research published by the Deloitte Centre for Health Solutions in 2019, the top 12 biopharmaceutical companies ranked by research and development spend in 2009, saw their internal rate of return on research and development spend decline from 10.1% in 2010 to 1.8% in 2019.
Plasma B cell antibody discovery workflow market opportunity
The antibody therapeutics discovery process involves screening hundreds of thousands of antibody secreting cells to select a few final cell candidates to move into later stages of development. These cells are generally harvested from immunized animals that are having an immune response to the target disease being addressed. The response to any immunogen can vary wildly and, in certain cases, yield only a few cells that may secrete attractive antibody candidates for downstream development. Finding these rare cells is analogous to searching for a “needle in a haystack.” We believe that methods to rapidly functionally screen B cell repertoires are required to meet the demand for fast-paced therapeutic antibody discovery and that common methods are inadequate. The common methods for selecting candidates are characterized by high losses in biodiversity prior to functional screen for the desired antibody, or by skipping any functional screening before sequencing. This can increase the sequencing cost by hundreds of thousands of dollars and significantly extend the time for discovery of functionally validated candidates. The dilemma created by these two approaches is to either manage discovery and development cost in exchange for less biodiversity and yield, or to maximize biodiversity and yield, but increase time and costs. We believe the Berkeley Lights Platform addresses this dilemma and provides cost competitive access to the highest biodiversity yield and the shortest discovery time.
Current methods and limitations
Developed approximately 45 years ago, the hybridoma method remains the most common way to discover antibodies. However, we believe that the hybridoma method has significant inefficiencies. It generally takes approximately 8 to 12 weeks to complete a campaign and results in 99.9% process-based loss of the relevant immune repertoire at the beginning of the process. This biodiversity loss is particularly devastating for antibody discovery campaigns involving challenging immunogens, wherein the antigen specific repertoire is limited. This problem can be exacerbated if the starting cell sample is limited from the beginning, for example in the selection of plasma cells from human blood for antibodies. Furthermore, the hybridoma method generally is not used with certain cells such as lymph nodes or bone marrow, which contain some of the most attractive therapeutic candidates.

More recently, the antibody therapeutics industry has been implementing a direct B cell sequencing method to circumvent the biodiversity losses in the hybridoma method. While this allows for capture of a large part of the immune repertoire, it requires a very large number of sequences to be re-expressed, including for cells that may not have the desired functional characteristics. This method requires a tradeoff between increased biodiversity capture and cost to re-express thousands of potentially non-functioning antibodies. Re-expression of a single sequence in a cell line costs hundreds of dollars, and when multiplied by thousands of sequences, the total cost becomes significant.
Our platform performs early functional validation at the single B cell stage when the maximum immune repertoire is available. Our Opto Plasma B Discovery workflows discover functionally diverse therapeutic antibody candidates in days as compared to 8 to 12 weeks for hybridoma or approximately 5 to 8 weeks for direct B cell sequencing. One of our customers performed more than 15 hybridoma campaigns over multiple months and found only one hit, which turned out not to be a lead candidate. Using our platform to run our Opto Plasma B Discovery 1.0 workflow, the customer found over 200 hits.
Antibody discovery for viral neutralization market opportunity
Emerging viral pathogens are a threat to human life and the global economy. Rapid discovery and development of antibody therapeutics targeting emerging viral pathogens is a critical and unmet global need. As exemplified by the ongoing COVID-19 pandemic, time required to develop a therapeutic is critical, and days matter. B cell-based antibody drug discovery targeting an emerging viral pathogen can begin as soon as a patient has recovered. Access to the blood of recovering patients, therefore, becomes of paramount importance. We believe there is a significant advantage to be able to deploy the Berkeley Lights Platform locally across the globe, to have proximity to the sites of initial viral infection.
We created the Global Emerging Pathogen Antibody Discovery Consortium, or GEPAD, to attack COVID-19 and other emerging viral pathogens. Leveraging the Berkeley Lights Platform, including our Opto Viral Neutralization 1.0 workflow, several consortium members engaged in rapid antibody discovery against emerging pathogens, including COVID-19. We believe our platform can use the blood of recovering patients as the foundation for therapeutics, with COVID-19 representing a first example. Our goal is to create the quickest therapeutic response to emerging viral pathogens globally.
Opto Cell Line Development workflows market opportunity
Once antibody product candidates have been discovered, the functionally confirmed lead candidates move through antibody engineering to cell line development for the identification of clonal lines capable of producing product antibody at low cost, high quality and scale. Customers in the antibody therapeutics industry, therefore, require stable, monoclonal production cell lines that produce high titers of antibody in their production bioreactors. The productivity of the cell line has a strong correlation to the production cost and output.
We believe, much like the antibody discovery process, common cell line development methods are time consuming and laborious. In commonly used cell line development methods, the time from expansion through selection and cloning of production clones can take from 8 to 12 weeks. Our Opto Cell Line Development workflows find the high production cell lines in less than one week.
Common cell line development methods employ well plate-based screening of Chinese hamster ovary, or CHO, cell transfections to identify potential candidate clones for scale up. Once the transfected and selected CHO cells are cloned into well plates and cultured for weeks, the antibody titer is measured. Although well plates poorly predict titer measurements in large scale bioreactors, they are often used as a low-quality tool for initial down-selection of the cells. Our platform enables functional productivity screening of thousands of individual CHO clones to find the best cells and we believe our platform does so faster and more efficiently than common cell line development methods.
Cell therapy market opportunity
Cell therapy is a rapidly growing biopharmaceutical market that holds significant potential, particularly in treating certain cancers. According to Evaluate Pharma, end market sales in cell therapy reached $1 billion in 2019 and are projected to grow to $14 billion by 2024 at a 68% CAGR. We are focused on, among other things, the development and manufacture of patient-specific, autologous cell therapies. These therapies are custom manufactured for each patient as compared to antibody therapeutics where a single therapy can serve millions of patients. To date, there are four FDA approved autologous T cell therapies for cancer, but there are hundreds of clinical trials underway. In a typical autologous cell therapy workflow, T cells are extracted from a cancer patient, genetically altered and manufactured in a centralized facility, and then returned and infused into the patient.
Cell therapy is a newly emerging therapeutic modality, and many challenges to safety, efficacy and cost remain. Due, in part to the complexity and significant risk and side effects, cell therapies are only approved for patients with very advanced cancer. Given the compromised immune system of these patients has fewer capable T cells to begin with, finding and preserving the best cells to treat the cancer is essential. The critical challenges in this field are to keep the precious cells alive, dramatically improve cell characterization and reduce manufacturing time and the time to prepare the therapy for reintroduction to the patient. Today’s methods can take weeks from the time cells are taken from the patient until they are re-infused into the patient. The time and cell losses of cell extraction, labeling, freezing, shipping, receiving, identity verification, thawing, producing, analyzing, reformulating and reanalyzing, before freezing again, and shipping back to the point of care, make cell therapy adoption challenging. Centralization of these therapies, far removed from the patients, not only adds time but also requires freezing the cells. This leads to losses of very precious patient cells impacting the ability to manufacture the therapy. Finally, current cell therapies are expensive, limiting their broader use and availability.
We believe our solution has the potential to:
•Improve the safety and efficacy of a cell therapy by improving monitoring and cell-based quality controls during manufacturing;

•Utilize data to help determine optimal dosage;
•Increase availability by scaling even minute usable T cell samples to therapeutically useful dosages; and
•Improve manufacturing process and cycle time, resulting in a more predictable, timely therapy for patients.
We believe there is a significant opportunity to simplify these methods with a closed, fully automated and self-contained cell therapy manufacturing system, decentralized, in closer proximity to the patient. We believe the expertise we have gained to manipulate, culture and interrogate cells can be leveraged to deploy our platform as a differentiated solution in this emerging market.
Opto Cell Therapy Development workflow market opportunity
Our goal is to accelerate the creation of better therapeutics by enabling multiple functional assays to be performed simultaneously on 1000s of individual T cells in a matter of days. The Opto Cell Therapy Development workflows are designed to measure critical quality attributes for cell therapies. Allowing therapeutic developers to deeply characterize, profile, and map T cell populations at the single-cell level to directly link cell behavior to gene expression and ultimately therapeutic efficacy. To find T cells likely to be effective in therapies, you’re looking for T cells with early, less-differentiated memory phenotypes that one, maintain their proliferative capacity in the presence of a tumor cell, which provides durable anti-tumor immunity. Two, exhibit polyfunctional cytokine secretion to mediate a wide breadth of immune mechanisms. And three, engage in serial killing behavior and are able to kill multiple tumor cells quickly. The Opto Cell Therapy Development workflows enable quantification of all these characteristics. For cytokine secretion assay, single antigen-specific T cells are cultured with tumor cells and cytokine capture beads. Then we stain with antibodies that detect the cytokine that’s been captured on the bead, as well as any cell surface markers of interest on the T cell. We can also measure cytotoxic activity from single T cells. Again, T cells are incubated with tumor cells, and in the media, we include a reagent that fluoresces when caspase 3 is activated. Using fluorescent time-lapse imaging, we can track the time point at which each T cell kills its tumor cell. We can measure the proliferation of single T cells by incubating a T cell with a tumor cell or bead, culturing for a period of time, and then imaging the chip to see the expanded T cells. Finally, we can export the cells for downstream analysis. These analyses could be performed at any point or at multiple points in the manufacturing process. In designing an end-to-end autologous cell therapy manufacturing system, we are embedding our OptoSelect chip-based analytics as a core capability.

2 inches
2 inches
OptoSelect Chip
NanoPen Chambers
1. Load cytokine-capture beads
2. Load T cells
3. Load tumor cells
α-IFNγ fluor
T cell
T cell
753
753
753
753
753
4. Visualize and measure cell-cell interactions
Highest IFNγ Secretor
30K
0K
IFNγ secretion
0K
60K
CD137 surface expression
5. Export cells of interest

    Pictured above: Assembly, visualization and characterization of individual cell-cell interactions and recovery of live cells of interest

Cell therapy manufacturing market opportunity
The currently deployed centralized method for T cell manufacturing is long and laborious, has many manual steps, and results in significant amounts of product variation and high cost. We believe that our platform can address critical challenges and enable researchers and therapeutic developers to cost-effectively discover, assess, develop and scale manufacturing of cell therapies on an integrated platform.
We believe we can adapt our platform to accelerate the development path for cell therapies by automating and decentralizing the cell therapy manufacturing process. Our assays can measure the quality of the manufactured cell therapy product during the manufacturing process. We envision that cell therapies, enabled by our platform, can become defined, well-characterized drug products, manufactured in proximity to the patient, generally at a lower cost than currently approved therapies.
We envision that each cell therapy treatment manufactured would be patient-specific and would require our OptoSelect chips and reagent kits on a per-patient basis. Once a cell therapy has received regulatory approval on our system, we could become the manufacturing process of record for these therapies moving forward. While a commercial version of our CTMS solution is still several years away, in the first quarter of 2021 we announced that we had developed an alpha version of our CTMS.
Cell therapy patient monitoring workflow market opportunity
Careful monitoring of patients throughout the duration of cell therapy treatment, from preparing and considering treatment options to monitoring the long-term recovery of the patients post therapy, is a crucial success factor. Collecting source material is critical to the selection of the final cell therapy and to the manufacturing process. Because currently approved cell therapies are autologous, patients must be evaluated carefully before they become candidates for the cell therapy.
We believe that immune monitoring of patients before and after cell therapy could be extremely valuable. Treatment options will be informed by the understanding of tumor microenvironments and mechanisms of patient specific immune-suppression by tumor. Our platform is highly efficient for extracting information from small cell samples. For example, samples from fine needle aspirates are usually recovered using an 18 or 22 gauge needle connected to a 1mL-2mL syringe barrel. This small volume contains very few cells and cannot be effectively run on a FACS machine or injected into a mass spectrometer. More importantly, neither FACS machines nor Mass Spectrometers can provide the functional assessments associated with cytokine release and cytotoxicity needed to determine if any T cell infiltration was associated with tumor cell killing. The Berkeley Lights Platform is well suited for processing these small and precious primary cell samples. By leveraging the cell therapy development assays from our Opto Cell Therapy workflows, we expect that we can quickly assemble workflows that will provide a functional assessment of an animal’s or a patient’s immune response in pre-clinical or clinical work, respectively. We believe this will further accelerate the rate at which lifesaving therapeutics can reach the market and to patients that need them. We also believe these workflows may have the opportunity to become companion diagnostics for cell therapies in the future.
Our market research, comprised of interviews with academic and pharmaceutical industry participants, found that respondents were excited by the power of our technology, especially for use with fine needle aspirates and core biopsies. We found that there are many oncology sample access points, each with different pricing points. Based on a per sample price of thousands of dollars per sample, the immune profiling opportunity for Berkeley Lights could be hundreds of millions of dollars.
Synthetic biology market opportunity
According to BCC Research, the synthetic biology market had end-market sales of approximately $5 billion in 2019 and is expected to grow to $19 billion by 2024 at a 29% CAGR. In synthetic biology, participants design and build millions of different strains per year from organisms, such as bacteria or yeast, by altering their genetic code. They then functionally test these millions of cells with different genetic alterations to find the best cells that not only produce the desired product, such as secreted proteins, enzymes and strains applicable to food, flavors, fragrances and materials, but do so in an economically viable way.
Just as with cell line development in the antibody therapeutics market, cell productivity is measured by secretion, growth, response to changing media and other factors to select the best cells. Understanding the correlation of cell productivity to a full production scale fermenter early in the process directly impacts manufacturing costs and the profitability of the product. Once the desired productivity metric is achieved, our customers commence production of their target product.
The synthetic biology process is characterized by three key steps: design, build and test. These three steps are continuously iterated to drive feedback into the design for the next iteration until the desired result is achieved. Using conventional methods requires significant time and capital. We expect iterations that take weeks using conventional methods are likely to be able to be completed in days using our platform.
Synthetic biology discovery workflow opportunity
In line with our strategy of entering new markets through partnerships with established leaders, we demonstrated results from our Opto Plasma B Discovery 1.0 and Opto Cell Line Development 1.0 workflows to Ginkgo Bioworks, or Ginkgo. In September of 2019, we signed the Ginkgo Agreement with aggregate payments to us over the term of the agreement of up to $150 million with Ginkgo.
Under the Ginkgo Agreement, Ginkgo has agreed to integrate the Berkeley Lights Platform into its automated genetic engineering foundries. The collaboration will drive, among other things, jointly developed workflows with the aim of continued growth in output and efficiency of Ginkgo’s foundries while expanding our commercial workflow offering and growth in this market.
Unlike biopharmaceuticals, where the constraint is associated with expensive and long-lead times in pre-clinical and clinical work, most products in synthetic biology are, at this time, less regulated. The major constraint in this market is rapidly discovering economically viable strains that can produce the desired product specifications by design and at a level of efficiency to be cost competitive. Decreasing design, build and test cycle times while increasing correlation to large scale fermentation has a direct impact on the rate at which products can get to market and the manufacturer’s return on investment. Revenue opportunities for Berkeley Lights in synthetic biology are largely a function of new customers, number of organisms supported and overall number of products pursued by this industry.
Commercial
We commercially launched the Berkeley Lights Platform in December of 2016, which included Beacon and the alpha version of our Opto Cell Line Development 1.0 workflow targeting the antibody therapeutics market. From the initial launch of our platform through December 31, 2020, we have launched a total of eight commercial workflows and, in June of 2019, we launched our desktop Lightning system targeting assay development and lower throughput workflows. Our current workflows target potential customers across the antibody therapeutics, cell therapy and synthetic biology markets. This potential customer base is primarily comprised of companies developing biotherapeutics. As of December 31, 2020, our customer base was comprised of 63 customers and included several of the largest biopharmaceutical companies in the world, as well as biotechnology companies, leading contract research organizations, synthetic biology companies and academic research institutions.
As of December 31, 2020, we employed a commercial team of 85 employees, including 29 with Ph.D. degrees and many with significant industry experience. Of the 85 commercial employees, 37 were in business development, sales and marketing, while 48 were employed within our customer success organization, which is focused primarily on customer service and support efforts. As of December 31, 2020, our business development and sales teams included 23 employees, of which 17 were quota carrying sales representatives. We follow a direct sales model in North America, certain regions in Europe and China, while also selling through third party distributors and dealers in Asia.
Our business model is focused on driving the adoption of the Berkeley Lights Platform and maximizing its use across our customers’ value chains. This is achieved by enabling more functional testing of single cells throughout our customers’ value chains and by finding opportunities for customers to perform single-cell functional testing earlier in their product development process. We engage with potential customers to identify a significant challenge they are facing and then evaluate which workflows and underlying assays can address their problem. Customers can gain access to our platform via direct purchase, subscription, or strategic partnership. In many cases we can address customer needs with existing or variants of existing workflows.
Alternately, we may form strategic partnerships to develop substantially new workflows with our customers to address their needs.
Competition
We face significant competition in the life sciences technology market. We currently compete with both established and early stage life sciences technology companies that design, manufacture and market systems, consumables, reagent kits and software for, among other applications, genomics, single-cell analysis, spatial analysis and immunology, and/or provide services related to the same. Growing understanding of the importance of single-cell information is leading to more companies offering services related to collecting such information. Our potential competitors include Danaher, Menarini Silicon Biosystems, Miltenyi Biotec and Sphere Fluidics Ltd., among others. Our target customers may also elect to develop their workflows on legacy systems, or using traditional methods, or engage a third party that provides a discovery service, rather than implementing our platform, and they may also decide to stop using our platform. In addition, there are many large established players in the life science technology market that we do not currently compete with but that could develop systems, tools or other products that will compete with us in the future. These large established companies have substantially greater financial and other resources than us, including larger research and development staff or more established marketing and sales forces.
For further discussion of the risks we face relating to competition, see the section titled “Risk factors—Risks related to our business and strategy—The life sciences technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or achieve and sustain profitability.”
Manufacturing and supply
We developed the Berkeley Lights Platform to create the most advanced environment for functional testing of single cells and provide customers local access to Digital Cell Biology for developing cell-based products on a global scale. Our platform is a fully integrated, end-to-end solution, comprised of our OptoSelect chips and reagent kits, advanced automation systems and advanced application and workflow software. Our platform leverages our proprietary OptoElectro Positioning (OEP) technology, which provides deterministic positioning of live single cells and other micro-objects using light. We believe our platform delivers a high level of control over, and preservation of, live single cells or other micro-objects throughout the functional characterization process.
Our manufacturing strategy relies heavily on third parties. Manufacturing of our systems, reagent kits and OptoSelect chip components is contracted out to third party contract manufacturers and suppliers located in the United States, Europe and Asia. We perform final assembly of our OptoSelect chips in-house. Our outsourced production strategy is intended to drive cost leverage and scale and avoid the high capital outlays and fixed costs related to constructing and operating a manufacturing facility. Certain suppliers of our components and materials are single source suppliers. For further discussion of the risks relating to our third party suppliers, see the section titled “Risk factors—Risks related to manufacturing and supply.”
Consumables—OptoSelect chips and reagent kits
We obtain all components of our OptoSelect chips from third party suppliers. While some components are sourced from a single supplier, we have qualified, or are qualifying, second sources for several of our critical chip requirements, as well as our reagent kits, and proprietary chip surface coatings. We believe that having dual sources for certain of our components helps reduce the risk of a potential production delay caused by a disruption in the supply of a critical component. We perform final manufacturing and assembly of our OptoSelect chips at our facilities in Emeryville, California. We outsource the manufacturing of many of our commercially released reagent kits to third party contract manufacturers.
Advanced automation systems
We rely heavily on third party contract manufacturers for production and manufacturing of Beacon, Lightning and Culture Station. Design work, prototyping and pilot manufacturing of our advanced automation systems are performed in-house before outsourcing to the third party contract manufacturers. We currently rely on Korvis LLC for the manufacturing of Beacon and Culture Station. For additional information on our supply arrangement with Korvis, see below under “Korvis supply agreement.”
Korvis supply agreement
In February of 2015, we entered into a supply agreement with Korvis LLC, or Korvis, which was subsequently amended in April of 2019, or the Korvis Agreement. The Korvis Agreement governs the terms and conditions of any purchase orders that we submit to Korvis for the manufacture of Beacon and Culture Station. Under the terms of the Korvis Agreement, Korvis will manufacture our products according to agreed-upon specifications. Korvis is required to maintain minimum manufacturing capacity of a specified number of Beacon systems per month. In addition, we may issue purchase orders in such volumes that require Korvis to maintain at least a specified minimum number of Beacon systems in its finished goods inventory. We are not otherwise obligated to issue a purchase order, and Korvis is only obligated to accept purchase orders for any specified number of products if the purchase order is consistent with a forecast and aligns with Korvis’s then-current lead times. The initial term of the Korvis Agreement was 24 months, after which the agreement automatically renews for successive 12-month terms unless we or Korvis provide written notice of intent not to renew at least 90 days’ prior to the end of the then-current term. Either we or Korvis may terminate the Korvis Agreement (i) upon a material breach of the agreement that is not cured with 30 days of the other party’s notice of such breach, (ii) upon the other party’s bankruptcy or insolvency, or (iii) if, for any given consecutive 120-day period, both parties do not have any purchase orders outstanding and there is no finished goods inventory of Beacon systems being maintained by Korvis.
The Korvis Agreement also includes negotiated provisions relating to, among others, delivery, inspection procedures, warranties, intellectual property rights, indemnification, and confidentiality.
Intellectual property
Protection of our intellectual property is fundamental to the long-term success of our business. We seek to ensure that investments made into the development of our technology are protected by relying on a combination of patent rights, trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality agreements and procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements and other contractual rights.
Our patent strategy is focused on seeking coverage for various elements of our Berkeley Lights Platform, including our OptoSelect chips and reagent kits, advanced automation systems, including Beacon, Lightning, and Culture Station and advanced workflow software. In addition, we file for patent protection on the certain therapeutic and diagnostic products and processes discovered using or derived from the Berkeley Lights Platform.
As of December 31, 2020, our owned patent assets included approximately 40 U.S. patents, 62 pending U.S. patent applications, 13 pending patent cooperation treaty, or PCT, applications, 163 foreign patents and 310 pending foreign patent applications in various foreign jurisdictions, including Australia, Canada, China, the European Union, Hong Kong, Israel, Japan, South Korea, Singapore and Taiwan. Our owned patent assets include 17 patents and applications that are jointly owned by us and by the UC Regents, including 2 U.S. patents, 2 pending U.S. patent applications, 8 foreign patents and 5 foreign patent applications, of which the 2 U.S. patents and the 8 foreign patents are included within the scope of our exclusive licensing arrangement with the UC Regents. As of December 31, 2020, our in-licensed patent assets included 8 U.S. patents, 6 foreign patents, and 1 pending U.S. patent application. Excluding any patent term extension, the currently issued BLI-owned patents are expected to expire between 2033 to 2038. The currently issued in-licensed patents are expected to expire from 2022 to 2033. We do not expect that the expiration of any patent in 2022 will materially impact our business, future operations or financial position.
Various of our owned patents and patent applications relate to our advanced automation systems, including our Beacon, Lightning and/or Culture Station systems and our OEP technology, other of our patents and patent applications relate to our advanced application and workflow software, including our CAS software, our Workflow Runner/Builder software, our Image Analyzer software, and/or our Assay Analyzer software, still other of our owned patents and patent applications relate to our OptoSelect chips, and still other of our owned patents and patent applications relate to our reagent kits and/or our workflows. Certain of our owned patents and patent applications relate to more than one product group or technology. Our in-licensed patents and patent applications generally relate to micro opto-fluidics. We also have patents related to products or technology that are under development or are on our development roadmap.
We also rely on copyrights, trade secrets, including know-how, unpatented technology and other proprietary information, to strengthen our competitive position. We have determined that certain technologies, such as certain processes, methods and surface coatings, are better kept as trade secrets. To mitigate the chance of trade secret misappropriation, it is our policy to enter into nondisclosure and confidentiality agreements with parties who have access to trade secrets, such as our employees, collaborators, consultants, advisors and other third parties. We also enter into invention or patent assignment agreements with our employees and consultants that obligate them to assign to us any inventions they have developed while working for us.

We also seek to protect our brand through procurement of trademark rights. As of December 31, 2020, we own three registered trademarks in the U.S. and 28 registered trademarks internationally, inclusive of Madrid Protocol applications, as well as eleven U.S. and 37 international pending trademark applications. Such international jurisdictions in which we own registered trademarks or pending trademark applications include Australia, Canada, China, the European Union, Israel, Japan, South Korea and Singapore. Our registered trademarks and pending trademark applications include trademarks for Berkeley Lights, BLI, NanoPen, OptoSelect, Beacon, Lightning, Deep Opto Profiling, OEP, CAS, Opto, OptoSeq, and our Berkeley Lights logo. In order to supplement protection of our brand, we have also registered several internet domain names. For further discussion of the risks relating to intellectual property, see the section titled “Risk Factors—Risks related to litigation and our intellectual property.”
Licenses

UC Regents license agreement

In October of 2011, we entered into a license agreement, which was subsequently amended in March 2016, or the UC Agreement, with The Regents of the University of California, or the UC Regents, pursuant to which UC Regents granted us an exclusive (subject to certain non-commercial rights reserved by UC Regents and certain rights retained by the U.S. government, including so-called march-in rights), sublicensable, worldwide license under certain patent rights owned by UC Regents related to optoelectronic tweezer technology to develop, manufacture, use and commercialize products, services and methods that are covered by such patent rights, or the Licensed Products.

We paid UC Regents upfront payments totaling $15,000 in connection with executing the UC Agreement. In addition, we issued an aggregate of 250,992 shares of our common stock, which had an aggregate fair value at the time of issuance of approximately $30,000, to certain persons associated with UC Regents upon the occurrence of a qualifying financing event. Additionally, we must pay UC Regents a sub-single digit percentage royalty on our net sales of Licensed Products that are covered by a valid claim of the licensed patents, subject to an annual minimum royalty payment owed to UC Regents of $10,000. We are also obligated to pay UC Regents a percentage of certain royalty income received from our sublicensees ranging from the low- to mid-teens.

We are obligated to use commercially reasonable efforts to develop, manufacture and commercialize the Licensed Products.

The UC Agreement will continue until the expiration of the last to expire patent or last to be abandoned patent application that is licensed to us, unless terminated earlier in accordance with the terms of the UC Agreement. We may terminate the UC Agreement by providing advance written notice as specified in the UC Agreement. UC Regents may terminate the UC Agreement if we violate or fail to perform any term of the UC Agreement and we fail to cure such violation or failure within 90 days of notice thereof from UC Regents. Additionally, if we challenge the validity or enforceability of any of the licensed patents, UC Regents may remove such patents from the scope of our license.

Government regulations
Our products and operations may be subject to extensive and rigorous regulation by the FDA and other federal, state, or local authorities, as well as foreign regulatory authorities. The FDA regulates, among other things, the research, development, testing, manufacturing, clearance, approval, labeling, storage, recordkeeping, advertising, promotion, marketing, distribution, post-market monitoring and reporting, and import and export of medical devices. Our products are currently marketed as research use only, or RUO.
RUO products cannot make any claims related to safety, effectiveness or diagnostic utility and they cannot be intended for human clinical diagnostic use. In November 2013, the FDA issued a final guidance on products labeled RUO, which, among other things, reaffirmed that a company may not make any clinical or diagnostic claims about an RUO product. The FDA will also evaluate the totality of the circumstances to determine if the product is intended for diagnostic purposes. If the FDA were to determine, based on the totality of circumstances, that our products labeled and marketed for RUO are intended for diagnostic purposes, they would be considered medical devices that will require clearance or approval prior to commercialization.
Regulatory framework for medical devices in the United States
Pursuant to its authority under the Federal Food, Drug and Cosmetic Act, or the FDCA, the FDA has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostic devices, or IVDs. IVDs that are marketed for RUO are not intended for use in a clinical investigation or for clinical diagnostic use outside an investigation and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for RUO and are properly labeled as RUO are exempt from compliance with the FDA’s requirements applicable to medical devices more generally, including the requirements for clearance or approval and compliance with manufacturing requirements known as the Quality System Regulation, or QSR. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDCA and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use.
Although we currently market our products as RUO, we may in the future intend for them to be used for clinical or diagnostic purposes, or may develop other different products intended for clinical or diagnostic purposes, such as our in-development CTMS, which would result in the application of a more onerous set of regulatory requirements. Specifically, unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of an application for premarket approval, or PMA. Both the 510(k) clearance and PMA processes can be resource intensive, expensive and lengthy, and require payment of significant user fees.

Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.
Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the General Controls for Medical Devices, which require compliance with the applicable portions of the QSR facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.
Class II devices are those that are subject to the General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, patient registries, FDA guidance documents and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process.
Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed novel and not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, which is generally more costly and time-consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use.
After a device enters commercial distribution, numerous regulatory requirements continue to apply. These include:
•the FDA’s QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•labeling regulations, unique device identification requirements and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;
•advertising and promotion requirements;
•restrictions on sale, distribution or use of a device;
•PMA annual reporting requirements;
•PMA approval of product modifications, or the potential for new 510(k) clearances for certain modifications to 510(k)-cleared devices;
•medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;
•an order of repair, replacement or refund;
•device tracking requirements; and
•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
The FDA has broad post-market and regulatory enforcement powers. Medical device manufacturers are subject to unannounced inspections by the FDA and other state, local and foreign regulatory authorities to assess compliance with the QSR and other applicable regulations, and these inspections may include the manufacturing facilities of any suppliers. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions such as: warning letters, fines, injunctions, consent decrees and civil penalties; unanticipated expenditures, repair, replacement, refunds, recall or seizure of our products; operating restrictions, partial suspension or total shutdown of production; the FDA’s refusal of our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products; the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries; and withdrawing 510(k) clearance or premarket approvals that have already been granted and criminal prosecution.
It is also possible that in the future we develop a therapeutic that would be subject to different but also comprehensive FDA regulatory requirements.

Human capital resources
As of December 31, 2020, we had 230 full-time employees, with 89 in research and development, 85 in business development, sales, marketing and support, 24 in manufacturing and operations and 32 in general and administrative functions. None of our employees are represented by a labor union with respect to his or her employment with us. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
Facilities
Our corporate headquarters are located in Emeryville, California, where we lease and occupy approximately 77,844 square feet of space, which includes 34,789 square feet of space related to an operating lease we entered into on June 24, 2020 and that commenced on October 1, 2020. This lease, along with our existing leases, expire in March 2028. Additionally, we currently sublease 5,400 square feet of the space we occupy at our corporate headquarters pursuant to a sublease that expires in February 2022. We also lease and occupy approximately 2,702 square feet of office and demonstration lab space in Shanghai, China to support our China operations which expires in August 2023. We believe that such facilities meet our current and future anticipated needs.
Corporate information
We were incorporated in the State of Delaware on April 5, 2011. Our principal executive offices are located at 5858 Horton Street, Suite 320, Emeryville, California 94608, and our telephone number is (510) 858-2855. We closed our initial public offering in July 2020, and our common stock is listed on the Nasdaq Global Select Market under the symbol “BLI.”
Available information
Our website is located at https://www.Berkeleylights.com, and our investor relations website is located at https://investors.berkeleylights.com. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (“SEC”): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge through a link on our investor relations website. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.
Item 1A. Risk Factors.

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report. This summary does not address every aspect of our risks factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial.
Refer also to the other information set forth in this Annual Report on Form 10-K in the MD&A and Consolidated Financial Statements sections.

The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report:

•We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•Our success depends on the success of our Berkeley Lights Platform and market acceptance of Digital Cell Biology. Our Berkeley Lights Platform and Digital Cell Biology may not achieve or maintain significant commercial market acceptance.
•Historically, our revenue has been primarily generated from direct platform sales, largely driven by Beacon, which requires a substantial sales cycle and is prone to quarterly fluctuations in revenue.
•It may be difficult for us to implement our strategies for improving growth.
•We may not successfully implement our strategy to provide customers access to our platform and Digital Cell Biology through alternative non-direct capital sales channels, including our subscription, partnering and services offerings.
•Our revenue under our customer sales engagements, program agreements and strategic partnerships for any particular period can be difficult to forecast.
•If we cannot maintain our current relationships with customers, fail to sustain recurring sources of revenue with our existing customers, or if we fail to enter into new relationships, our future operating results would be adversely affected as a general matter.
•Our limited operating history and rapid revenue growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter.

•New product and workflow development involves a lengthy and complex process and we may be unable to develop or commercialize products and workflows on a timely basis, or at all.
•The Berkeley Lights Platform is comprised of OptoSelect chips and reagent kits, advanced automation systems and advanced application and workflow software, which may contain undetected errors or defects and may not meet the expectations of our customers, which means our business, financial condition, results of operations and prospects could suffer.
•Repair or replacement costs due to warranties we provide on our products and consumables could have a material adverse effect on our business, financial condition and results of operations.
•We will need to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new products, workflows, consumables and reagent kits, or expand our operations.
•The life sciences technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or achieve and sustain profitability.
•We must develop new products, adapt to rapid and significant technological change and respond to introductions of new products by competitors to remain competitive.
•The loss of any member of our senior management team or our inability to attract and retain highly skilled scientists, engineers and salespeople could adversely affect our business.
•We may acquire businesses or form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
•Our products could become subject to more onerous regulation by the FDA or other regulatory agencies in the future, which could increase our costs and delay or prevent commercialization of our products, thereby materially and adversely affecting our business, financial condition, results of operations and prospects.
•If our sole operating facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct and pursue our research and development efforts may be jeopardized.
•Public health crises such as the current COVID-19 pandemic or similar outbreaks could cause a disruption of the development of our platform technologies and products, and adversely impact our business.
•International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
•Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets.
•Manufacturing delays related to quality control could negatively impact our ability to bring our systems to market, harm our reputation and decrease our revenue. Any defects, errors or recalls could be expensive and generate negative publicity, which could impair our ability to market our systems and further affect our results of operations.
•We use biological and hazardous materials that require considerable expertise and expense for handling, storage and disposal and may result in claims against us.
•Our manufacturing operations and those of our key third party manufacturers are dependent upon third party suppliers, including single source suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.
•If we are unable to obtain and maintain sufficient intellectual property protection for our technology, including the Berkeley Lights Platform, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
•If we cannot acquire or license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.
•We may be subject to claims challenging the inventorship of our patents and other intellectual property.
•We are and in the future may be involved in litigation related to intellectual property, which could be time- intensive and costly and may adversely affect our business, financial condition, results of operations and prospects.
•Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
•The market price of our common stock has been volatile and may continue to fluctuate substantially, which could result in a substantial loss for purchasers of our common stock.
•If we experience material weaknesses in the future or otherwise fail to implement and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•Our actual operating results may differ significantly from any operating guidance we may provide.

•Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.
•We incur significant additional costs as a result of being a public company, which may adversely affect our business, financial condition, results of operations and prospects.

Risks related to our business and strategy
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant losses since our inception. For the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $41.6 million, $18.3 million and $23.3 million, respectively. As of December 31, 2020, we had an accumulated deficit of $191.9 million. We expect that our operating expenses will continue to increase as we grow our business and will also increase as a result of our becoming a public company. Since our inception, we have financed our operations primarily from private placements of our convertible preferred stock, the incurrence of indebtedness, the issuance of common stock sold in an initial public offering and to a lesser extent, revenue derived from our Berkeley Lights Platform. We have devoted substantially all of our resources to the development and commercialization of our Berkeley Lights Platform and to research and development activities related to advancing and expanding our scientific and technological capabilities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.
Our success depends on the success of our Berkeley Lights Platform and market acceptance of Digital Cell Biology. Our Berkeley Lights Platform and Digital Cell Biology may not achieve or maintain significant commercial market acceptance.
Our commercial success is dependent upon our ability to continue to successfully market and sell our Berkeley Lights Platform and provide customers access to Digital Cell Biology. Our ability to achieve and maintain commercial market acceptance of our Berkeley Lights Platform and provide customers access to Digital Cell Biology will depend on a number of factors, including:
•our ability to increase awareness of the capabilities of our technology and solutions;
•our customers’ willingness to adopt new technologies and workflows;
•whether our platform reliably provides advantages over legacy and other alternative technologies and is perceived by customers to be cost effective;
•our ability to execute on our strategy to provide multiple channels to access our Berkeley Lights Platform and Digital Cell Biology;
•the rate of adoption of our platform and solutions by biopharmaceutical companies, academic institutions and others;
•prices we charge for a direct purchase of, or other access to, our platform;
•the relative reliability and robustness of our platform as a whole and the components of our platform, including, for example, Beacon, Lightning and Culture Station;
•our ability to develop new workflows and solutions for customers;
•if competitors develop and commercialize a platform that performs functional testing of cells at scale;
•the timing and scope of any approval that may be required by the U.S. Food and Drug Administration, or FDA, for our next generation products and/or solutions;
•the impact of our investments in product innovation and commercial growth;
•negative publicity regarding our or our competitors’ products resulting from defects or errors; and
•our ability to further validate our technology through research and accompanying publications.
We cannot assure you that we will be successful in addressing each of these criteria or other criteria that might affect the market acceptance of our products. If we are unsuccessful in achieving and maintaining market acceptance of our products, our business, financial condition, results of operations and prospects could be adversely affected.
Historically, our revenue has been primarily generated from direct platform sales, largely driven by Beacon, which requires a substantial sales cycle and is prone to quarterly fluctuations in revenue.
We made our first commercial sale of Beacon in the United States in December 2016. Direct platform sales of Beacon and Lightning together accounted for 69%, 69% and 68%, of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. We expect that, for at least the foreseeable future, direct capital sales of our Berkeley Lights Platform will continue to account for a substantial portion of our revenue while we develop alternative access channels to our platform and Digital Cell Biology. The sales cycle for capital equipment is slow and can take multiple quarters to complete. In addition, many purchases of our platform involve significant customization of the terms of the transaction requiring additional time and effort to negotiate and complete the sale, and several components of our systems require an order lead time of six months to ten months.

Furthermore, in certain situations we have entered into feasibility study arrangements in advance of a direct sale in order to provide a customer with additional information to make the purchase decision and in such arrangements workflows may be customized for or by customers, a process which can be time consuming. As a result of this lengthy and unpredictable sales cycle, until such time as we establish a significant recurring revenue channel, we will be prone to quarterly fluctuations in our revenue as capital sales of our Berkeley Lights Platform will continue to comprise a significant component of our revenue. We may not be successful in increasing the proportion of revenue we derive from non-direct capital sales channels, in which case we will continue to depend on direct sales of our Berkeley Lights Platform for a significant portion of our revenue and our revenue will continue to fluctuate accordingly.
It may be difficult for us to implement our strategies for improving growth.
Our success will depend on our ability to grow market penetration in existing markets and our ability to identify new applications for our technologies to capture a greater share of the cell-based product value chain. Our ability to grow our market penetration in existing markets will depend on our ability to attract new customers by increasing awareness of the capabilities of our technology and solutions. Future revenue growth will also depend on our ability to develop and market new workflows, technologies and solutions to meet our existing customers’ evolving needs, as well as our ability to identify new applications and customers for our technology in additional markets beyond the antibody therapeutics, cell therapy and synthetic biology markets. As we continue to scale our business, we may find that certain of our products, certain customers or certain markets, including the biopharmaceutical market, may require a dedicated sales force or sales personnel with different experience than those we currently employ. Identifying, recruiting and training additional qualified personnel would require significant time, expense and attention. If we are unable to drive new customer conversion to Digital Cell Biology, expand adoption of Digital Cell Biology into new industries and markets, expand the application of workflows across our customers’ value chains, increase the usage and value of our workflows to our customers or develop and monetize proprietary biological assets, then our business, financial condition, results of operations and prospects could be adversely affected.
We may not successfully implement our strategy to provide customers access to our platform and Digital Cell Biology through alternative non-direct capital sales channels, including our subscription, partnering and services offerings.
Our ability to execute our growth strategy depends upon our ability to increase the adoption of the Berkeley Lights Platform. Historically, access to our platform was only available through direct capital sales of our systems. We have only recently implemented a strategy providing customers access to our platform through alternative channels, including through subscriptions, strategic partnerships or contracts for our services. Our ability to execute on these alternative access channels is unproven. We cannot assure you that we will be successful in developing these alternative access channels nor that any of them will gain market acceptance. Our failure to execute on this strategy will cause us to remain dependent on lengthy capital equipment sales and our revenue will continue to fluctuate accordingly.
Our revenue under our customer sales engagements, program agreements and strategic partnerships for any particular period can be difficult to forecast.
Because of the complexities and long sales cycles inherent in our business, including, in particular, certain customer feasibility study agreements and collaboration and development agreements, it is difficult to predict the timing of a customer’s purchase of our system and of the performance and completion of milestones under our customer and collaboration agreements. As a result, our revenue for any particular period can be difficult to forecast, especially in light of the challenging and inconsistent global macroeconomic environment and related market uncertainty. Our revenue may grow at a slower rate than in past periods or even decline on a year-over-year basis. For example, under our collaboration agreement with Ginkgo Bioworks, or Ginkgo, we are eligible to receive certain minimum annual payments from Ginkgo for purchases and services, as well as milestone payments upon the achievement of certain development and regulatory milestones resulting from the use of certain of our proprietary workflows. However, we are unable to predict with precision whether and the extent to which Ginkgo will exceed the minimum annual payments under our agreement, or the timing of the achievement of any milestones under the agreement, if achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our customers’ successful utilization of our products and workflows, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts.
If we cannot maintain our current relationships with customers, fail to sustain recurring sources of revenue with our existing customers, or if we fail to enter into new relationships, our future operating results would be adversely affected as a general matter.
In the years ended December 31, 2020, 2019 and 2018, revenue from our top five customers accounted for 33%, 35% and 40% of our total revenue, respectively, of which 8%, 10% and 8%, respectively, was from recurring revenue. The revenue attributable to these customers may fluctuate in the future, which could have an adverse effect on our business financial condition, results of operations and prospects. For example, we rely on field of use or workflow license fees as a source of recurring revenue from our customers. These field of use license fees are paid annually by our customers in consideration of continued use of workflows in specified fields of use in accordance with the terms of the agreement with the customer. However, our ability to monitor the specific fields of use and enforce the payment of these corresponding fees is limited. Additionally, customers may use our platform or workflows in ways that violate the contractual field of use and we may not be able to access additional revenue for these expanded uses. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue.
Our future success depends on our ability to maintain these relationships, to increase our penetration among these existing customers and to establish new relationships. We engage in conversations with other companies and institutions regarding potential commercial opportunities on an ongoing basis, which can be time consuming. There is no assurance that any of these conversations will result in a commercial agreement, or if an agreement is reached, that the resulting relationship will be successful. Additionally, our field of use licensing model may lengthen the negotiations of, or prevent the successful conclusion of, commercial agreements with our potential customers due to such potential customer’s concerns with paying such recurring revenue. Speculation in the industry about our existing or potential commercial relationships can be a catalyst for adverse speculation about us, our products and our technology, which can adversely affect our reputation and our business.
We cannot assure investors that we will be able to further penetrate our existing markets or that our products will gain adequate market acceptance. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
Our operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.
Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the level of demand for our platform and solutions, which may vary significantly;
•the length of time of the sales cycle for purchases of our systems, including lead time needed to develop custom workflows or to manufacture component parts;
•our ability to successfully implement alternative non-capital purchase channels, including subscription, partnership and services offerings and the design of any such alternatives;
•the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our products, which may change from time to time;
•the mix of our systems sold and the geographies in which they are sold period to period;
•the start and completion of projects in which our development services are utilized;
•the relative reliability and robustness of our platform, including our systems;
•the introduction of new products or product enhancements by us or others in our industry;
•expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•expenditures involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including costs related to our intellectual property litigation with AbCellera Biologics Inc., The University of British Columbia, or together, AbCellera, and Lineage BioSciences, Inc., or Lineage, the outcome of this and any other future patent litigation we may be involved in;
•changes in governmental regulations or in the status of our regulatory approvals or applications;
•future accounting pronouncements or changes in our accounting policies; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
The effect of one of the factors discussed above, or the cumulative effects of a combination of factors discussed above, could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
Our limited operating history and rapid revenue growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter.
We completed our first commercial platform sale in December 2016 and have experienced significant revenue growth in recent periods. Revenue increased 13% to $64.3 million for the year ended December 31, 2020 as compared to $56.7 million for the year ended December 31, 2019. Revenue increased 81% to $56.7 million for the year ended December 31, 2019 as compared to $31.3 million for the year ended December 31, 2018. In addition, we operate in highly competitive markets characterized by rapid technological advances and our business has, and we expect it to continue, to evolve over time to remain competitive. Our limited operating history, evolving business and rapid growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter and may increase the risk that we will not continue to grow at or near historical rates.
If we fail to address the risks and difficulties that we face, including those described elsewhere in this “Risk factors” section, our business, financial condition, results of operations and prospects could be adversely affected. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, results of operations and prospects could be adversely affected.
New product and workflow development involves a lengthy and complex process and we may be unable to develop or commercialize products and workflows on a timely basis, or at all.
Products and workflows from our research and development programs will take time and considerable resources to develop, and may include improvements or changes to our systems, software and consumables, and we may not be able to complete development and commercialize them on a timely basis, or at all. There can be no assurance that our programs will produce commercial products and solutions and before we can commercialize any new products or workflows, we will need to expend significant funds in order to:

•conduct substantial research and development, which may include validation studies and potentially clinical trials;
•further develop and scale our laboratory, engineering and manufacturing processes to accommodate different products and workflows;
•further develop and scale our infrastructure to be able to analyze increasingly large amounts of data; and
•utilize data and analytical insights generated from running workflows on our current systems in our research and development programs in order to advance these programs.
Our product and workflow development processes involve a high degree of risk, and these efforts may be delayed or fail for many reasons, including:
•failure of the product or workflow to perform as expected; and
•failure to reliably demonstrate the process advantages of our products or workflows.
In addition, if we are unable to generate additional data and insights from our research and development programs, then we may not be able to advance these programs as quickly, or at all, or without significant additional investment, all of which could have a material adverse effect on our product and workflow development efforts.
Even if we are successful in developing new products or workflows, it will require us to make significant additional investments in marketing and selling resources in order to commercialize any such products or workflows. As a result, we may be unsuccessful in commercializing new products or workflows that we develop, which could adversely affect our business, financial condition, results of operations and prospects.
The Berkeley Lights Platform is comprised of OptoSelect chips and reagent kits, advanced automation systems and advanced application and workflow software, which may contain undetected errors or defects and may not meet the expectations of our customers, which means our business, financial condition, results of operations and prospects could suffer.
Our platform is comprised of OptoSelect chips and reagent kits, advanced automation systems and advanced application and workflow software, and may contain undetected errors or defects when first introduced or as new products are released. Disruptions or other performance problems with our platform or with the components that comprise our platform, including our proprietary workflows or those designed by our customers, may adversely impact our customers’ research or business, harm our reputation and result in reduced revenue or increased costs associated with repairs or replacements. If that occurs, we may also incur significant costs, the attention of our key personnel could be diverted or other significant customer relations problems may arise. We may also be subject to warranty claims or breach of contract for damages related to errors or defects in our solutions. Additionally, we may be subject to legal claims arising from any defects or errors in our platform, and in the workflows, systems and consumables that comprise our platform.
Our success depends on, among other things, the market’s confidence that the Berkeley Lights Platform is capable of substantially shortening the amount of time necessary to perform certain research activities as compared to the use of legacy and other alternative technologies, and will enable more efficient or improved pharmaceutical and biotechnology product development. We believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to product defects and errors in the use of our platform, including if our platform fails to deliver meaningful acceleration of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our platform will meet the expectations of pharmaceutical and biotechnology companies.
The complexity of our products and workflows and the amount of lead time required to deliver products and workflows to our customers have caused in the past, and may cause in the future, delays in releasing new products and workflows. In addition, we have experienced in the past, and may experience in the future, challenges with respect to the reliability of our systems and workflow yields. If there are delays in delivering our products or workflows to our customers or if our products or workflows fail to substantially shorten the amount of time necessary to perform certain research activities as compared to the use of legacy and other alternative technologies, or fail to generate reliable results for our customers, it could reduce or delay our revenue, which could adversely affect our business, financial condition, results of operations and prospects.
These complexities also require that we train our customers to operate them, which is expensive and time- consuming, in some instances, taking up to two weeks to complete. Any misuse of our products or workflows, including as a result of inadequate training, could cause our products or workflows not to perform as expected or to fail to demonstrate the process advantages of our products and workflows. The training requirement may also deter some customers from utilizing our products or workflows. Any of these results could adversely affect our business, financial condition, results of operations and prospects.
Repair or replacement costs due to warranties we provide on our products and consumables could have a material adverse effect on our business, financial condition and results of operations.
We provide a one-year assurance-type warranty on our system and chip consumables. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of December 31, 2020, we had accrued expenses of $1.3 million relating to product warranty accruals. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.

We generally recognize revenue from extended warranty and service contracts over the contract term, and changes in sales of such contracts may not be immediately reflected in our operating results.
We offer our customers the option to purchase extended warranty and service programs for regular system maintenance and system optimization on a fixed fee basis. We generally recognize revenue from our extended warranty and service contracts ratably over the contract term, which is typically twelve months, which could in some cases be subject to an early termination right. Revenue from our extended warranty and service contracts accounted for 34%, 43% and 31% of our recurring revenue for the years ended December 31, 2020, 2019 and 2018, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to extended warranty and service contracts entered into during previous quarters.
Consequently, a decline in new or renewed extended warranty and service contracts by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.
If we were to be sued for product liability, we could face substantial liabilities that exceed our resources.
The marketing, sale and use of our products could lead to the filing of product liability claims were someone to allege that our products identified inaccurate or incomplete information regarding the cells analyzed or otherwise failed to perform as designed. We may also be subject to liability for errors in, a misunderstanding of or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. A product liability claim could result in substantial damages and be costly and time-consuming for us to defend.
We maintain product liability insurance, but this insurance may not fully protect us from the financial impact of defending against product liability claims. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could damage our reputation, or cause current customers to terminate existing agreements and potential clinical partners to seek other partners, any of which could impact our business, financial condition, results of operations and prospects.
Our business, financial condition, results of operations and prospects may be harmed if our customers discontinue or spend less on research, development and production and other scientific endeavors.
Our customers include biopharmaceutical companies and research institutions. Many factors, including public policy spending priorities, available resources and product and economic cycles, have a significant effect on the capital spending policies of these entities. Fluctuations in the research and development budgets of our customers could have a significant effect on the demand for our products. Our customers determine their research and development budgets based on several factors, including the need to develop new products, continued availability of governmental and other funding, competition and the general availability of resources. If research and development budgets are reduced, the impact could adversely affect our business, financial condition, results of operations and prospects.
If we are unable to support demand for the Berkeley Lights Platform, and for our future product offerings, including ensuring that we have adequate capacity to meet increased demand, or if we are unable to successfully manage our anticipated growth, our business could suffer.
As the number of customers accessing the Berkeley Lights Platform grows and our volume of installed systems increases, we will need to continue to increase our capacity for customer service and support, for billing and general process improvements, and expand our internal quality assurance programs. We will also need to purchase additional equipment, some of which can take several months or more to procure, setup and validate, and increase our personnel levels to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities or process enhancements will be successfully implemented, or that we will have adequate space, including in our laboratory facility, to accommodate such required expansion.
As we commercialize additional products, we will need to incorporate new equipment, implement new technology systems and laboratory processes, and hire new personnel, possibly with supplemental or different qualifications as compared to our current personnel. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and the prospects for our business.
We will need to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new products, workflows, consumables and reagent kits, or expand our operations.
Based on our current business plan, we believe our current cash and cash equivalents and anticipated cash flow from operations, will be sufficient to meet our anticipated cash requirements for at least the 12 months from the date of this Annual Report. If our available cash resources anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products or the realization of other risks described in this Annual Report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding or seek other debt financing.
In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:
•increase our sales and marketing efforts to drive market adoption of our Berkeley Lights Platform and address competitive developments;

•fund development and marketing efforts of products from our programs or any other future products;
•expand our technologies into additional markets;
•acquire, license or invest in technologies;
•acquire or invest in complementary businesses or assets; and
•finance capital expenditures and general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:
•our ability to achieve revenue growth;
•the cost of expanding our operations, including our biology and engineering laboratories and clean-room, and our offerings, including our sales and marketing efforts;
•our rate of progress in launching and commercializing new products, and the cost of the sales and marketing activities associated with, establishing adoption of our Berkeley Lights Platform;
•our rate of progress in, and cost of research and development activities associated with, products in research and development;
•the effect of competing technological and market developments;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including costs related to our intellectual property litigation with AbCellera, The University of British Columbia, and Lineage and the outcome of this and any other future patent litigation we may be involved in;
•costs related to domestic and international expansion; and
•the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any preferred equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Market volatility resulting from the COVID-19 pandemic or other factors may further adversely impact our ability to access capital as and when needed.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospect
Our loan and security agreement contains covenants, which restrict our operating activities, and we may be required to repay the outstanding indebtedness in an event of default, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
On May 23, 2018, we entered into a loan and security agreement, which was subsequently amended, with East West Bank, or the Lender, pursuant to which the Lender agreed to provide us a $20.0 million term loan facility with a maturity date of May 23, 2022. The full amount of the loan was funded on May 23, 2018. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting, liquidity ratios and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.
We are permitted to make interest only payments on the loan facility through May 2021, at which time amortization begins. However, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. An event of default will occur if, among other things, we fail to make required payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change (as defined in the loan and security agreement) has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the third party to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In such a case, we may be required to delay, limit, reduce or terminate our product development or operations or grant to others rights to develop and market products that we would otherwise prefer to develop and market ourselves. The Lender could also exercise its rights as secured lender to take possession of and to dispose of the collateral securing the term loan, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition, results of operations and prospects could be materially adversely affected as a result of any of these events.

The sizes of the markets and forecasts of market growth for our Berkeley Lights Platform and other of our key performance indicators are based on a number of complex assumptions and estimates, and may be inaccurate.
We estimate annual total addressable markets and forecasts of market growth for our Berkeley Lights Platform and for our technologies under development. We have also developed a standard set of key performance indicators in order to enable us to assess the performance of our business in and across multiple markets, and to forecast future revenue. These estimates, forecasts and key performance indicators are based on a number of complex assumptions, internal and third party estimates and other business data, including assumptions and estimates relating to our ability to generate revenue from the development of new workflows. While we believe our assumptions and the data underlying our estimates and key performance indicators are reasonable, there are inherent challenges in measuring or forecasting such information. As a result, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors and indicators. As a result, our estimates of the annual total addressable market and our forecasts of market growth and future revenue for our current or future products may prove to be incorrect, and our key performance indicators may not reflect our actual performance. If the annual total addressable market or the potential market growth for our platform is smaller than we have estimated or if the key performance indicators we utilize to forecast revenue are inaccurate, it may impair our sales growth and have an adverse impact on our business, financial condition, results of operations and prospects.
The life sciences technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or achieve and sustain profitability.
We face significant competition in the life sciences technology market. We currently compete with both established and early stage life sciences technology companies that design, manufacture and market systems, consumables, reagent kits and software for, among other applications, genomics, single-cell analysis, spatial analysis and immunology, and/or provide services related to the same. Growing understanding of the importance of single-cell information is leading to more companies offering services related to collecting such information. Potential competitors within our space include Danaher, Menarini Silicon Biosystems, Miltenyi Biotec and Sphere Fluidics Ltd., among others. In addition, our customers may also elect to develop their workflows on legacy systems rather than our platform and may decide to stop using our platform.
Our competitors and potential competitors may enjoy a number of competitive advantages over us, including:
•longer operating histories;
•larger customer bases;
•greater brand recognition and market penetration;
•greater financial resources;
•greater technological and research and development resources;
•better system reliability and robustness;
•greater selling and marketing capabilities; and
•better established, larger scale and lower cost manufacturing capabilities.
As a result, our competitors and potential competitors may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their platforms or instruments than we can or sell their platforms or instruments, or offer services competitive with our platform and services at prices designed to win significant levels of market share. We may not be able to compete effectively against these organizations.
In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to product development than we can. If we are unable to compete successfully against current and future competitors, we may be unable to increase market adoption and sales of our platform, which could prevent us from increasing our revenue or achieving profitability.
We must develop new products, adapt to rapid and significant technological change and respond to introductions of new products by competitors to remain competitive.
We sell our products in industries that are characterized by significant enhancements and evolving industry standards. As a result, our customers’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our offerings may become less desirable in the markets we serve, and our customers could move to new technologies offered by our competitors or make products themselves. Though we believe customers in our markets display a significant amount of loyalty to their supplier of a particular product, we also believe that because of the initial time investment required by many of our customers to reach a purchasing decision for a new product, it may be difficult to regain that customer once the customer purchases a product from a competitor. Without the timely introduction of new products, services and enhancements, our offerings will likely become less competitive over time, in which case our competitive position and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new technologies, products and markets to further broaden our offerings. To the extent we fail to timely introduce new and innovative products or services, adequately predict our customers’ needs or fail to obtain desired levels of market acceptance, our business may suffer and our operating results could be adversely affected.
If we do not successfully manage the development and launch of new products, our operating results could be adversely affected.

Further development and commercialization of our current and future products are key elements of our growth strategy. For example, we launched Lightning in June 2019 and were required to make significant investments in resources to facilitate the successful commercialization of the system. During the year ended December 31, 2020, we launched Culture Station and also launched three new workflows, Opto Plasma B Discovery 2.0, Opto Cell Line Development 2.0 and Opto Viral Neutralization 1.0, and we intend to launch additional new products and new versions of existing products in the next six to twelve months. The expenses or losses associated with unsuccessful product development or launch activities, our inability to improve the functionality or reliability and robustness of our current products, or lack of market acceptance of our new products could adversely affect our business, financial condition, results of operations and prospects. This future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales organization management.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
Since 2017, we have experienced rapid growth and anticipate further growth in our business operations. Our growth between 2017 and 2020 has required significant time and attention from our management, and placed strains on our operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed.
Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 107 employees as of March 31, 2017 to 230 employees as of December 31, 2020. As we have grown, our employees have become more geographically dispersed. We currently serve customers located in approximately nine countries and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees, including sales employees and employees who are in our service and support groups. Moreover, we expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being, a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. We may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base.
We may not be able to maintain the quality, reliability or robustness of our platform, or the expected turnaround times of our services and support, or to satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. The time and resources required to improve our existing systems and procedures, implement new systems and procedures and to adequately staff such existing and new systems and procedures is uncertain, and failure to complete this in a timely and efficient manner could adversely affect our operations and negatively impact our business and financial results.
We depend on our information technology systems, and any failure of these systems could harm our business.
We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our computational biology system, our Cell Analysis Suite (CAS), our knowledge management system, our customer reporting, our workflows and our platform, comprising our OptoSelect chips and reagent kits, advanced automation systems, and advanced application and workflow software. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. For example, in 2018, we implemented a new customer relationship management system and, in 2019, we implemented a new enterprise resource planning system. These implementations were expensive and required a significant effort in terms of both time and effort. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including manufacturing operations, laboratory operations, data analysis, quality control, customer service and support, billing, research and development activities, scientific and general administrative activities.
Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious software, bugs or viruses, human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation, and we may be unable to regain or repair our reputation in the future.
We have limited experience in marketing and sales, and if we are unable to expand our marketing and sales organization to adequately address our customers’ needs, our business may be adversely affected.
We have limited experience in marketing and selling our products. We may not be able to market, sell or distribute our current products, or future products that we may develop, effectively enough to support our planned growth.

Competition for employees capable of selling expensive instruments within the pharmaceutical and biotechnology industries is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability. In addition, the time and cost of establishing a specialized sales, marketing and service force for a particular product or service may be difficult to justify in light of the revenue generated or projected.
Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.
We rely on distributors for the sale of our products in certain countries outside of the United States, in some cases, in addition to direct sales in such countries. We exert limited control over these distributors under our agreements with them, and if their sales and marketing efforts for our products in the region are not successful, our business would be materially and adversely affected. Locating, qualifying and engaging distribution partners with local industry experience and knowledge will be necessary in at least the short to mid-term to effectively market and sell our platform in certain countries outside the United States. We may not be successful in finding, attracting and retaining distribution partners, or we may not be able to enter into such arrangements on favorable terms. Even if we are successful in identifying distributors, such distributors may engage in sales practices that violate local laws or our internal policies. Furthermore, sales practices utilized by any such distribution parties that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk. If our sales and marketing efforts by us or our distributors are not successful outside the United States, we may not achieve significant market acceptance for our products outside the United States, which would materially and adversely impact our business, financial condition, results of operations and prospects.
The loss of any member of our senior management team or our inability to attract and retain highly skilled scientists, engineers and salespeople could adversely affect our business.
Our success depends on the skills, experience and performance of key members of our senior management team, including Eric D. Hobbs, Ph.D., our Chief Executive Officer, and Keith J. Breinlinger, Ph.D., our Chief Technology Officer. The individual and collective efforts of these employees will be important as we continue to develop our platform and additional products, and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Our executive officers are at-will employees, and we cannot guarantee their retention for any period of time. We do not maintain “key person” insurance on any of our employees.
Our research and development programs and laboratory operations depend on our ability to attract and retain highly skilled scientists and engineers. We may not be able to attract or retain qualified scientists and engineers in the future due to the competition for qualified personnel among life science businesses. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific and engineering personnel. We may have difficulties locating, recruiting or retaining qualified sales people. Recruiting and retention difficulties can limit our ability to support our research and development and sales programs. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.
We may acquire businesses or form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
We may pursue acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our technologies and industry experience to expand our offerings or distribution. We have no experience with acquiring other companies and limited experience with forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. The competition for partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by customers or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or customers of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
To finance any acquisitions or joint ventures, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire companies or fund a joint venture project using our stock as consideration.
Our products could become subject to more onerous regulation by the FDA or other regulatory agencies in the future, which could increase our costs and delay or prevent commercialization of our products, thereby materially and adversely affecting our business, financial condition, results of operations and prospects.
We make our platform, including our OptoSelect chips and reagent kits, advanced automation systems, and advanced application and workflow software available to customers as research-use-only, or RUO, products. RUO products are regulated by the FDA as medical devices, and include in vitro diagnostic products in the laboratory research phase of development that are being shipped or delivered for an investigation that is not subject to the FDA’s investigational device exemption requirements. Although medical devices are subject to stringent FDA oversight, products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements, and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act, or FDCA, and subject to FDA enforcement action. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with our assessment that our products are properly marketed as RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any clearance or approval requested by us in a timely manner, or at all.
We may also in the future decide to develop medical device products that we expect to be intended for clinical or diagnostic uses. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA, or approval of a premarket approval application from the FDA, unless an exemption applies. The process of obtaining approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to products or result in limitations on the indicated uses of products. There can be no assurance that we will receive the required approvals or clearances for any new products or for modifications to our existing products on a timely basis or that any approval or clearance will not be subsequently withdrawn or conditioned upon extensive post-market study requirements. Moreover, even if we receive FDA clearance or approval of new products or modifications to existing products, we will be required to comply with extensive regulations relating to the development, research, clearance, approval, distribution, marketing, advertising and promotion, manufacture, adverse event reporting, recordkeeping, import and export of such products, which may substantially increase our operating costs and have a material impact on our business, profits and results of operations. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters, fines, injunctions, civil penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances or approvals, withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products, and in the most serious cases, criminal penalties. Occurrence of any of the foregoing could harm our reputation, business, financial condition, results of operations and prospects.
Due to the significant resources required to enable access in new markets, we must make strategic and operational decisions to prioritize certain markets, technology offerings or partnerships. We may expend our resources to access markets, develop technologies or form certain partnerships that do not yield meaningful revenue or we may fail to capitalize on markets, technologies or partnerships that may be more profitable or with a greater potential for success.
We believe our platform has potential applications across a wide range of markets and we have targeted certain markets in which we believe our technology has significant advantages, or for which we believe we have a higher probability of success or revenue opportunity or for which the path to commercialize products and realizing or achieving revenue is shorter. For example, in 2018 we entered into engagements regarding cell therapies with certain cancer centers and with an academic institution, and in 2019 we entered into engagements with several synthetic biology companies, including Amyris and Ginkgo. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing near-term opportunities and exploring additional markets for our technology. However, due to the significant resources required for the development of workflows for new markets, we must make decisions on which markets to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular markets or workflows may not lead to the development of any viable product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain markets may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. In particular, if we are unable to develop additional relevant workflows for markets such as antibody therapeutics, cell therapy or the synthetic biology market it could slow or stop our business growth and negatively impact our business, financial condition, results of operations and prospects.
Our billing and collections processing activities are complex and time-consuming, and any delay in transmitting invoices or failure to comply with applicable billing requirements, could have an adverse effect on our future revenue.
Billing for our products, workflows and field of use licenses, consumables, reagent kits and services can be complex, time-consuming and expensive as many of our customers are large pharmaceutical or biotechnology companies and engage various different models for their accounts payable matters, including outsourcing to third parties. We may face increased risk in our collection efforts, including long collection cycles and the risk that we may never collect at all, either of which could adversely affect our business, financial condition, results of operations and prospects. Several factors make the billing process complex, including differences in information and billing requirements among our customers and the resources required to manage the billing process. These billing complexities and the related uncertainty in obtaining payment could negatively affect our revenue and cash flow, our ability to achieve profitability and the consistency and comparability of our results of operations.
If our sole operating facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct and pursue our research and development efforts may be jeopardized.
We currently derive the majority of our revenue based upon scientific and engineering research and development, testing and manufacturing conducted at a single facility located in Emeryville, California. Our facility and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters or other circumstances beyond our control, including fire, earthquake, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our customers and develop updates, upgrades and other improvements to our OptoSelect chips and reagent kits, advanced automation systems, and advanced application and workflow software for some period of time. The inability to address system issues or manufacture consumables and reagent kits could develop if our facility is inoperable or suffers a loss of utilization for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facility and the equipment we use to perform our research and development work could be unavailable or costly and time- consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility, to locate and qualify a new facility or license or transfer our proprietary technology to a third party. Even in the event we are able to find a third party to assist in research and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third party.
We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all.
Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.
We do not carry insurance for all categories of risk that our business may encounter and our policies have limits and significant deductibles. Some of the policies we currently maintain include general liability, property, umbrella and directors’ and officers’ insurance.
Any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. A successful product liability claim or series of claims in which judgments exceed our insurance coverage could adversely affect our business, financial condition, results of operations and prospects, including preventing or limiting the commercialization of any products we develop.
We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and prospects.
Public health crises such as the current COVID-19 pandemic or similar outbreaks could cause a disruption of the development of our platform technologies and products, and adversely impact our business.
In late 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China, though it has not been definitively established where or how COVID-19 originated. Since then, COVID-19 has spread to multiple other regions and countries, including the San Francisco Bay Area, where our primary office and laboratory space is located. The COVID-19 pandemic is evolving, and has led to the implementation of various responses, including government imposed shelter-in-place orders, quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in California, across the United States and in other countries. In response to the spread of COVID-19, and in accordance with direction from state and local government authorities, we have restricted access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely. In the event that government authorities were to further modify current restrictions, our employees conducting research and development or manufacturing activities may not be able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
As a result of the COVID-19 outbreak, or similar pandemics and outbreaks, we have and may in the future experience severe disruptions, including:
•interruption of or delays in receiving products and supplies from the third parties we rely on to, among other things, manufacture components to our systems or chips or to produce reagent kits for our workflows, due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, which may impair our ability sell our products;
•limitations on our business operations by local, state, or the federal government that could impact our ability to sell our products;
•on-site visit limitations and prohibitions imposed by customers that could impact our ability to engage in pre-sales activities, such as in-person seminars and informational meetings on our Berkeley Lights Platform, and to provide post-sale activities, such as installation and verification, training and service and support;
•delays in customers’ purchasing decisions and negotiations with customers and potential customers;
•slow-downs, delays or push-outs of customers’ use of our systems and the rate at which our consumables for the systems are used by the customers;
•business disruptions caused by workplace, laboratory and office closures and an increased reliance on employees working from home, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions; and

•limitations on employee resources that would otherwise be focused on the conduct of our activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

Any of these factors could severely impact our research and development activities, including new product development and introduction and collaboration and partnership program activities with third parties, our business operations and sales, or delay necessary interactions with local regulators, manufacturing sites and other important contractors and customers. These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, and could further adversely impact our ability to conduct our business generally and have a material adverse impact on our operations and financial condition and results.
The extent to which the outbreak may negatively impact our operations and results of operations or those of our third party manufacturers, suppliers, partners or customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and actions to contain the outbreak or treat its impact, such as social distancing, quarantines, lock-downs or business closures.

The COVID-19 pandemic has caused, and could continue to cause, severe disruptions to our workforce in the U.S. and elsewhere we have employees and could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operation.

We currently have in place, may in the future be required to modify, or re-establish if we are able to remove restrictions, a work-from-home policy for various of our employees. We currently have a majority of our employees working remotely and have established rules directing employees who are able to productively work remotely to do so. Any increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business, which includes research and development work that is dependent on a laboratory. In addition, our remote work force could increase our cyber security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. Our employees conducting non-business critical research and development activities have recently not been, and may not in the future be able to, access our laboratory for an extended period of time as a result of work-from-home policies and the possibility that governmental authorities further modify current restrictions. This could delay timely completion of our research and development programs, of our development and collaboration agreements, of our introduction of new workflows and other products.

The COVID-19 pandemic has resulted in certain increased rules, regulations, procedures and processes regarding the workplace and an outbreak, or a suspected outbreak, in our workplace could cause severe disruptions to our workforce and have a material adverse effect on our business, financial condition and results of operation.

We have implemented rules and processes regarding COVID-19 in our workplace, including the implementation of a COVID-19 Prevention Program, and may amend the same or implement new rules and processes. Under the Program we currently have in place, if an employee tests positive for COVID-19 we send that employee home to quarantine, as well as employees who have come into contact with such employee. It is possible that these rules and regulations could effectively put a temporary stop on certain research and development programs, on certain workflow and product introduction efforts, and on programs with partners and collaborators. These rules and processes could also negatively impact our ability to hire and scale our organization to support our strategic growth plans and efforts, which could further impact our ability to meet program timelines, introduction timelines and program deliverables. These delays could have a material adverse effect on our business financial conditions and results of operation.
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our employees, customers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, patient data, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, unauthorized access, inappropriate modification and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, no security measures can be perfect and our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, and regulatory penalties. Notice of breaches may be required to affected individuals, the Secretary of the Department of Health and Human Services or other state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, such data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.
We are currently subject to, and may in the future become subject to additional, U.S., state and foreign laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.
We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act, or CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the E.U. General Data Protection Regulation, or GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area or the United Kingdom, security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
We currently have limited international operations, but our business strategy incorporates potentially significant international expansion. We currently maintain relationships with distributors outside of the United States and may in the future enter into new distributor relationships. We may also extend laboratory capabilities outside of the United States, both directly and possibly indirectly. Doing business internationally involves a number of risks, including:
•multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, tariffs, economic sanctions and embargoes, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us or our distributors to obtain approvals to conduct our business in various countries;
•differing intellectual property rights;
•complexities and difficulties in obtaining intellectual property protection, enforcing our intellectual property and defending against third party intellectual property claims;
•difficulties in staffing and managing foreign operations;

•logistics and regulations associated with shipping systems and parts and components for systems, consumables and reagent kits, as well as transportation delays;
•travel restrictions that limit the ability of marketing, presales, sales, services and support teams to service customers;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•international trade disputes that could result in tariffs and other protective measures;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.
Any of these factors could significantly harm our future international expansion and operations and, consequently, our business, financial condition, results of operations and prospects. In addition, certain international markets are subject to significant political and economic uncertainty, including for example the effect of the withdrawal of the United Kingdom from the European Union. Significant political and economic developments in international markets for which we intend to operate, or the perception that any of them could occur, creates further challenges for operating in these markets in addition to creating instability in global economic conditions.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets.
A severe or prolonged economic downturn, or additional global financial crises, whether related to the ongoing COVID-19 pandemic or not, could result in a variety of risks to our business, including weakened demand for our BLI Platform and our workflows, systems and instruments, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
We could be adversely affected by violations of the FCPA and the anti-bribery and anti-corruption laws of the United States or other countries.
We are subject to the FCPA, which among other things prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We have engaged independent distributors in the past and currently use an independent distributor to sell our platform and solutions outside of the United States. Our reliance on independent distributors to sell the Berkeley Lights Platform internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents and we could be held responsible for their actions. Other U.S. companies in the biotechnology and biopharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery, and the People’s Republic of China anti-bribery laws, including the PRC Anti-Unfair Competition Law amended in 2017, the PRC Criminal Law amended in 2017. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees and could result in a material adverse effect on our business, financial condition, results of operations and prospects. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.
Our employees, consultants, distributors and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, consultants, distributors and commercial partners. Misconduct by these parties could include intentional failures to comply with the applicable laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. These laws and regulations may restrict or prohibit a wide range of pricing, discounting and other business arrangements. Such misconduct could result in legal or regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant civil, criminal and administrative penalties, which could have a significant impact on our business. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and divert the attention of management in defending ourselves against any of these claims or investigations.
Risks related to manufacturing and supply
We and our third party manufacturing partners have limited experience in producing our systems and certain parts and components for our systems, and if we are unable to manufacture our systems in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.

We have, to date, manufactured our systems in limited quantities. We currently manufacture our systems and related consumables and reagent kits through a combination of third party manufacturers and certain limited direct manufacturing at our facility in Emeryville, California. To manufacture our systems in the quantities that we believe will be required to meet anticipated market demand, we and our third party manufacturers will need to increase manufacturing capacity, which will involve significant challenges and may require additional quality controls and regulatory approvals. Neither we nor our third party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.
If there is a disruption to our third party manufacturers’ operations, whether from COVID-19 or some other disruptions, we will have no other means of producing our systems until the third party manufacturer restores the affected facilities or develop alternative manufacturing facilities. Additionally, any damage to or destruction of our or our third party manufacturers’ facilities or equipment may significantly impair our ability to manufacture systems on a timely basis.
If we or our third party manufacturers are unable to produce systems in sufficient quantities to meet anticipated customer demand, our business, financial condition, results of operations and prospects would be harmed. The lack of experience we and our manufacturing partners have in producing commercial quantities of our systems may also result in quality issues, and could result in system defects or errors or recalls.
Manufacturing delays related to quality control could negatively impact our ability to bring our systems to market, harm our reputation and decrease our revenue. Any defects, errors or recalls could be expensive and generate negative publicity, which could impair our ability to market our systems and further affect our results of operations.
We outsource the manufacturing of our systems, and components of our systems, to single source third party manufacturers. The failure of these manufacturers to manufacture systems or components on a timely basis could adversely affect our business.
We have engaged with two different third parties to manufacture our systems. One such third party manufacturer manufactures Beacon and Culture Station, and the other third party manufacturer manufactures Lightning. In addition, certain key parts of our systems are manufactured by various third parties. We do not have any control over the process or timing of the acquisition or manufacture of materials by our third party manufacturers, and cannot ensure that they will deliver to us the systems or components we order on time, or at all. If the operations of our third party manufacturers are interrupted, cease, or if they are unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to service or repair systems at current customer sites. Any change to another contract manufacturer, even if ultimately consummated, would likely entail significant delay, require us to devote substantial time and resources, result in additional costs, and could involve a period in which our systems could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and business, and frustrate our customers and cause them to turn to our competitors. Additionally, we may be unable to enter into agreements with another contract manufacturer on commercially reasonable terms or at all, which could have a material adverse impact on our business.
We use biological and hazardous materials that require considerable expertise and expense for handling, storage and disposal and may result in claims against us.
We work with materials, including chemicals, biological agents and compounds that could be hazardous to human health and safety or the environment. Our operations also produce hazardous and biological waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. We are subject to periodic inspections by federal, state and local authorities to ensure compliance with applicable laws. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental laws and regulations may restrict our operations. If we do not comply with applicable regulations, we may be subject to fines and penalties.
In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes, which could cause an interruption of our commercialization efforts, research and development programs and business operations, as well as environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations. In the event of contamination or injury, we could be liable for damages or penalized with fines in an amount exceeding our resources and our operations could be suspended or otherwise adversely affected. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.
Our manufacturing operations and those of our key third party manufacturers are dependent upon third party suppliers, including single source suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.
Our systems contain several critical components, including multiple optical components (DMD, camera, objectives and filters), OEP drive electronics, fluidic system components (syringe pumps, valves and tubing), motion stages, motors and temperature control components. Some of the suppliers of critical components or materials are single or sole source suppliers and the replacement of these suppliers or the identification and qualification of suitable second sources may require significant time, effort and expense, and could result in delays in production, which could negatively impact our business operations and revenue. We do not have supply agreements with certain suppliers of these critical components and materials beyond purchase orders and, although we maintain a safety stock inventory either at one of our third party manufacturers or at our facility in Emeryville, CA, for certain critical components, forecasted amounts may be inaccurate and we may experience shortages as a result of serious supply problems with these manufacturers. There can be no assurance that our supply of components will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In addition, loss of any critical component provided by a single source supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of the replacement components.
In addition, several other non-critical components and materials that comprise our systems are currently manufactured by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our systems unless and until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:
•interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
•trade disputes or other political conditions or economic conditions;
•delays in the manufacturing operations of our suppliers, or in the delivery of parts and components to support such manufacturing operations, due to the impact of public health issues, endemics or pandemics, such as COVID-19;
•delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
•a lack of long-term supply arrangements for key components with our suppliers;
•inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
•difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;
•a modification or change in a manufacturing process or part that unknowingly or unintentionally negatively impacts the operation of our systems;
•production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;
•delay in delivery due to our suppliers prioritizing other customer orders over ours;
•damage to our brand reputation caused by defective components produced by our suppliers;
•increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and
•fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.
Any interruption in the supply of components or materials, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business.
We forecast sales to determine requirements for components and materials used in our systems, and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.
We and our third party manufacturers keep limited materials, components and finished products on hand. To manage our operations with our third party manufacturers and suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs and enter into purchase orders on the basis of these requirements. Several components of our systems require an order lead time of six months to ten months. Our limited historical commercial experience and rapid growth may not provide us with enough data to consistently and accurately predict future demand. If our business expands and our demand for components and materials increase beyond our estimates, our manufacturers and suppliers may be unable to meet our demand. In addition, if we or our third party manufacturers underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay, or prevent delivery of our systems to our customers. By contrast, if we overestimate our component and material requirements, we may have excess inventory, which would increase our expenses. Any of these occurrences would negatively affect our financial performance and business results.
Shipping is a critical part of our business and any changes in our shipping arrangements or damages or losses sustained during shipping could adversely affect our business, financial condition, results of operations and prospects.
We currently rely on third party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. In the past, some of our systems have sustained serious damage in transit and were not repairable. Although we have taken steps to improve our shipping containers, there is no guarantee our systems will not become damaged or lost in transit in the future. If a system is damaged in transit, it may result in a substantial delay in the fulfillment of the customer’s order, and depending on the type and extent of the damage and whether the incident is covered by insurance, it may result in a substantial financial loss. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease using our products or services, which would adversely affect our business, financial condition, results of operations and prospects.
Risks related to our intellectual property and litigation
If we are unable to obtain and maintain sufficient intellectual property protection for our technology, including the Berkeley Lights Platform, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time- consuming and expensive.
As is the case with other life sciences and biotechnology companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others, particularly patents, in the United States and other countries with respect to our products and technologies. We apply for patents covering our products and technologies and uses thereof, as we deem appropriate. However, obtaining and enforcing patents in our industry is costly, time-consuming and complex, and we may fail to apply for patents on important products, services and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
As of December 31, 2020, our owned patent assets included approximately 40 U.S. patents, 62 pending U.S. patent applications, 13 pending patent cooperation treaty, or PCT, applications, 163 foreign patents and 310 pending foreign patent applications in various foreign jurisdictions, including Australia, Canada, China, the European Union, Hong Kong, Israel, Japan, South Korea, Singapore and Taiwan. Our owned patent assets include 17 patents and applications that are jointly owned by us and by the UC Regents, including 2 U.S. patents, 2 pending U.S. patent applications, 8 foreign patents, and 5 foreign patent applications, of which the 2 U.S. patents, the 8 foreign patents, are included within the scope of our exclusive licensing arrangement with the UC Regents. As of December 31, 2020, our in-licensed patent assets included 8 U.S. patents, 6 foreign patent, 1 pending U.S. patent application. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. It is possible that in the future some of our patents, licensed patents and patent applications may be challenged at the United States Patent and Trademark Office, or USPTO, or in proceedings before the patent offices of other jurisdictions. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. We may have to challenge the patents or patent applications of third parties. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States or elsewhere. Courts frequently render opinions in the biotechnology field that may affect the patentability of certain inventions or discoveries.
Our in-licensed patent rights may be subject to a reservation of rights by one or more third parties. For example, we in-license certain patent rights from The Regents of the University of California, which were funded in part by the U.S. government. As a result, the U.S. government may have certain rights, including so-called march-in rights, to such patent rights and any products or technology developed from such patent rights. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a nonexclusive license authorizing the U.S. government to use the invention for non-commercial purposes. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or to allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the U.S. government of such rights could harm our business, financial condition, results of operations and prospects.
Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third party patents. We may not develop additional proprietary products, methods and technologies that are patentable.
Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our products or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, the patent position of companies in the biotechnology field is particularly uncertain. Various courts, including the United States Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to biotechnology. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered natural laws. Accordingly, the evolving case law in the United States may adversely affect our ability to obtain patents and may facilitate third party challenges to any owned or licensed patents.
Issued patents covering our products could be found invalid or unenforceable if challenged.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents) have been, are being or may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference. Any successful third party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could harm our business. In addition, in patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our platform technologies. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products.
We may not be aware of all third party intellectual property rights potentially relating to our products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO that could result in substantial cost to us. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, we could experience significant costs and management distraction.
We rely on in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, our ability to develop improvements to our existing systems, workflows, consumables and reagent kits and to develop new systems, workflows, consumables and reagent kits may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technology covered by these license agreements.
We are party to a royalty-bearing license agreement with The Regents of the University of California that grants us exclusive rights to exploit certain patent rights that are related to our systems. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. Our license agreement with The Regents of the University of California imposes, and we expect that any future exclusive in-license agreements will impose, various development, diligence, commercialization and other obligations on us. We have also entered into engagements in the past, and may enter into engagements in the future, with other partners and customers under which we obtain certain intellectual property rights relating to our platform and technology. These engagements take the form of exclusive license or of actual ownership of intellectual property rights or technology from third parties. Our rights to use the technology we license are subject to the continuation of and compliance with the terms of those agreements. In some cases, we may not control the prosecution, maintenance or filing of the patents to which we hold licenses, or the enforcement of those patents against third parties.
Moreover, disputes may arise with respect to our licensing or other upstream agreements, including:
•the scope of rights granted under the agreements and other interpretation-related issues;
•the extent to which our systems and consumables, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;

•our diligence obligations under the license agreements and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
In spite of our efforts to comply with our obligations under our in-license agreements, our licensors might conclude that we have materially breached our obligations under our license agreements and might therefore, including in connection with any aforementioned disputes, terminate the relevant license agreement, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If any such in-license is terminated, or if the licensed patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to market or develop products similar to ours. In addition, absent the rights granted to us under such license agreements, we may infringe the intellectual property rights that are the subject of those agreements, we may be subject to litigation by the licensor, and if such litigation by the licensor is successful we may be required to pay damages to our licensor, or we may be required to cease our development and commercialization activities which are deemed infringing, and in such event we may ultimately need to modify our activities or products to design around such infringement, which may be time- and resource-consuming, and which may not be ultimately successful. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, if our license with The Regents of the University of California is terminated, we may suffer the foregoing consequences with respect to our business.
In addition, our rights to certain technologies, are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, certain of our agreements with third parties may provide that intellectual property arising under these agreements, such as data that could be valuable to our business, will be owned by the counterparty, in which case, we may not have adequate rights to use such data or have exclusivity with respect to the use of such data, which could result in third parties, including our competitors, being able to use such data to compete with us.
If we cannot acquire or license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.
In the future, we may identify third party intellectual property and technology we may need to license in order to engage in our business, including to develop or commercialize new products or services, and the growth of our business may depend in part on our ability to acquire, in-license or use this technology. However, such licenses may not be available to us on acceptable terms or at all. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor in return for the use of such licensor’s technology, lump-sum payments, payments based on certain milestones such as sales volumes, or royalties based on sales of our platform. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. We may also need to acquire or negotiate licenses to patents or patent applications before or after introducing a commercial product. The acquisition and licensing of third party patent rights is a competitive area, and other companies may also be pursuing strategies to acquire or license third party patent rights that we may consider attractive. We may not be able to acquire or obtain necessary licenses to patents or patent applications. Even if we are able to obtain a license to patent rights of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us. Our business, financial condition, results of operations and prospects could be materially and adversely affected if we are unable to enter into necessary agreements on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties, or if the acquired or licensed patents or other rights are found to be invalid or unenforceable. Moreover, we could encounter delays in the introduction of products or services while we attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, which could harm our business, financial condition, results of operations and prospects.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our systems, workflows, consumables and reagent kits in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States.
These products may compete with our products. Our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the misappropriation or other violations of our intellectual property rights including infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, or that are initiated against us, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of intellectual property. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business could be harmed.
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including parts of our technology platform, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could adversely impact our ability to establish or maintain a competitive advantage in the market. If we are required to assert our rights against such party, it could result in significant cost and distraction.
Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets.
We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor or other third party, absent patent protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. If any of our trade secrets were to be disclosed to or independently discovered by a competitor or other third party, it could harm our business, financial condition, results of operations and prospects.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
We have employed and expect to employ individuals who were previously employed at universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, advisors, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential products, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our business, financial condition, results of operations and prospects.
We may not be able to protect and enforce our trademarks and trade names, or build name recognition in our markets of interest thereby harming our competitive position.
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we have and may in the future enter into agreements with owners of such third party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business.
We have not yet registered certain of our trademarks in all of our potential markets, although we have registered Beacon, Berkeley Lights and the Berkeley Lights logo in the United States as well as certain of our trademarks outside of the United States. If we apply to register these trademarks in other countries, and/or other trademarks in the United States and other countries, our applications may not be allowed for registration in a timely fashion or at all; and further, our registered trademarks may not be maintained or enforced. For example, we have not been able to obtain the registration of the marks Berkeley Lights, Beacon and Lightning in certain foreign jurisdictions, including China. In addition, opposition or cancellation proceedings have been, or may in the future be, filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. For example, an opposition was filed against our Beacon trademark application in 2017 in the United States, which was amicably resolved, and an opposition was filed in the European Union and a request to extend the opposition period in the United States related to our Lightning trademark application in 2019. While the opposition period in the United States related to our Lightning trademark application expired without an opposition being filed, it is still possible that we may not be able to successfully register the trademark in the United States, that any registration we do obtain is narrower than in the application as originally filed. It is also possible that we may have restrictions upon our use of the Lightning trademark in the United States or in other countries. In addition, third parties may file first for our trademarks in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third party rights, we may not be able to use these trademarks to market our products and technologies in those countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our business, financial condition, results of operations and prospects. And, over the long-term, if we are unable to establish name recognition based on our trademarks, then our marketing abilities may be materially adversely impacted.
We may be subject to claims challenging the inventorship of our patents and other intellectual property.
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products. Litigation may be necessary to defend against these and other claims challenging inventorship of our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our systems, including our software, workflows, consumables and reagent kits. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain customers or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are and in the future may be involved in litigation related to intellectual property, which could be time- intensive and costly and may adversely affect our business, financial condition, results of operations and prospects.
In recent years, there has been significant litigation in the United States involving intellectual property rights. We are and may in the future be involved with litigation or actions at the USPTO with various third parties that claim we or our partners or customers using our solutions and services have misappropriated or misused other parties’ intellectual property rights. We expect that the number of such claims may increase as the number of our systems, workflows, consumables and reagent kits, and the level of competition in our industry segments, grow. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of the business, requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs and expenses) or royalty payments, or result in potential or existing customers delaying purchases of our products or entering into engagements with us pending resolution of the dispute.
As we move into new markets and applications for our platform, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our competitors and others may now and, in the future, have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties, or the invalidity of such patents or proprietary rights.
Our research, development and commercialization activities may in the future be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation and other patent challenges, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology industry, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products. As the biotechnology industry expands and more patents are issued, the risk increases that our products may be subject to claims of infringement of the patent rights of third parties. Numerous significant intellectual property issues have been litigated, are being litigated and will likely continue to be litigated, between existing and new participants in our existing and targeted markets, and one or more third parties may assert that our products or services infringe their intellectual property rights as part of a business strategy to impede our successful entry into or growth in those markets.

Third parties may assert that we are employing their proprietary technology without authorization. We are also aware of issued U.S. patents and patent applications with subject matter related to our systems, workflows, consumables and reagent kits, and there may be other related third party patents or patent applications of which we are not aware. For example, we are aware of a third party U.S. issued patent that could possibly be construed to cover a part of one of our assay kits. In addition, we have received in the past, and may receive in the future, correspondence from third parties referring to the relevance of such third parties’ intellectual property to our technology, our workflows or our advanced automated systems, and we are currently engaged in litigation with one such third party who sent us correspondence, AbCellera. Furthermore, our customers have received in the past, and may receive in the future, correspondence from third parties referring to the relevance of such third parties’ intellectual property to our technology, our workflows or our advanced automated systems. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future products and services may infringe. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our platform, or the systems, workflows, consumables and reagent kits that comprise our platform, infringes these patents. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platforms, including our systems, workflows, consumables and reagent kits. Under the applicable law of certain jurisdictions, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products.
There can be no assurance that we will prevail in any suit initiated against us by third parties, successfully settle or otherwise resolve patent infringement claims. Third parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products or services, and could result in the award of substantial damages against us, including treble damages, attorney’s fees, costs and expenses if we are found to have willfully infringed. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties, and obtain one or more licenses from third parties, or be prohibited from selling certain products or services. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we could encounter delays and incur significant costs, in product or service introductions while we attempt to develop alternative products or services, or redesign our products or services, to avoid infringing third party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses or to develop a workaround could prevent us from commercializing products or services, and the prohibition of sale or the threat of the prohibition of sale of any of our products or services could materially affect our business and our ability to gain market acceptance for our products or services.
In addition, our agreements with some of our customers, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, financial condition, results of operations and prospects.
Claims by AbCellera and the University of British Columbia that we infringe their intellectual property rights may adversely affect our business, financial condition, results of operations and prospects.
In July 2020, AbCellera Biologics Inc. (“AbCellera”) filed a complaint in the United States District Court for the District of Delaware, alleging that we infringed and continue to infringe, directly and indirectly, the following patents exclusively licensed by AbCellera by making, using, offering for sale, selling and/or importing our Beacon and Culture Station instruments and the OptoSelect chips, and sale of the Opto Plasma B Discovery Workflow: U.S. Patent Nos. 10,107,812, 10,274,494, 10,466,241, 10,578,618, 10,697,962, 10,087,408, 10,421,936 and 10,704,018 (“AbCellera I”). In August 2020, AbCellera filed a second complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,718,768, 10,738,270, 10,746,737, and 10,753,933 (“AbCellera II”). In September 2020, AbCellera filed amended complaints in each of AbCellera I and AbCellera II adding The University of British Columbia as a named plaintiff. Also in September 2020, AbCellera and The University of British Columbia filed a third complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,775,376, 10,775,377, and 10,775,378 (“AbCellera III”). AbCellera and The University of British Columbia are seeking, among other things, judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees, and treble damages for willful infringement). In addition to procedural motions, we have filed an answer and counterclaims in response to each of the AbCellera I, AbCellera II and AbCellera III lawsuits. Our counterclaims in each lawsuit include counts for declaratory judgment of non-infringement of the asserted patents, for declaratory judgment of invalidity of the asserted patents, and for declaratory judgment of unenforceability of the asserted patents due to inequitable conduct. The AbCellera I, AbCellera II and AbCellera III lawsuits were transferred to the United States District Court for the Northern District of California where they are now pending.
In August 2020, we filed a complaint in in the United States District Court for the Northern District of California against AbCellera and Lineage BioSciences, Inc., an entity previously acquired by AbCellera. The complaint includes two counts of unfair competition and one count of a declaratory judgment of non-infringement of U.S. Patent No. 10,058,839. We are seeking, among other things, damages and a judgment of non-infringement. In October 2020, we filed an amended complaint asserting the same three counts and AbCellera and Lineage filed a motion to dismiss the amended complaint. This lawsuit remains pending.

While we believe that the patent assertions by AbCellera and The University of British Columbia are without merit and we intend to defend ourselves vigorously, outcomes in litigation can be uncertain and it is possible a court may disagree with our position. An adverse determination in this litigation could subject us to significant liabilities, require us to seek licenses from or pay royalties to AbCellera and/or The University of British Columbia, or prevent us from manufacturing, selling or using certain of our products, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
Litigation or other legal proceedings relating to intellectual property claims, even if resolved in our favor, may cause us to incur substantial costs and divert the attention of our management and technical personnel from their normal responsibilities in defending against any of these claims. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Such litigation or proceedings could substantially increase our operating costs and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property proceedings could harm our ability to compete in the marketplace. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing could harm our business, financial condition, results of operations and prospects.
We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.
Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property. However, the steps we have taken to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and services.
Litigation may be necessary for us to enforce our patent and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. We are currently engaged in a lawsuit with AbCellera, the University of British Columbia, and Lineage based upon allegations of our infringement of intellectual property rights and we may become involved in additional lawsuits in the future. If we do not prevail in such legal proceedings, we may be required to pay damages, we may lose significant intellectual property protection for our products or services, such that competitors could copy our products or services and we could be forced to cease commercialization of certain of our products or services. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, results of operations and prospects. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to the stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. The outcome in any such lawsuits are unpredictable. Even if we do prevail in any future litigation related to intellectual property rights, the cost and time requirements of the litigation could negatively impact our financial results.
Obtaining and maintaining our patent protection depends on compliance with various required procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we engage an outside service and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors may be able to enter the market without infringing our patents and this circumstance would have a material adverse effect on our business.
Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
Our use of open source software could compromise our ability to offer our services and subject us to possible litigation.

We use open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging their use of open source software and compliance with open source license terms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to the licensee’s software that incorporates, links or uses such open source software, and make available to third parties for no cost, any derivative works of the open source code created by the licensee, which could include the licensee’s own valuable proprietary code. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of the foregoing could harm our business, financial condition, results of operations and prospects.
Risks related to our common stock
The market price of our common stock has been volatile and may continue to fluctuate substantially, which could result in a substantial loss for purchasers of our common stock.
The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in July 2020 at a price of $22.00 per share, our stock price has ranged from $50.26 to $113.53 through December 31, 2020. The market price of our common stock has been highly volatile and may continue to fluctuate substantially due to a number of factors such as those listed in “—Risks related to our business and strategy” and the following:
•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•the introduction of new products or product enhancements by us or others in our industry;
•variances in product and system reliability;
•overall conditions in our industry and the markets in which we operate;
•disputes or other developments with respect to our or others’ intellectual property rights;
•actual or anticipated changes in our operating results or growth rate as a result of our competitors’ operating results;
•our ability to develop, obtain any required regulatory clearance or approval for, and market new and enhanced products on a timely basis;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•product liability claims or other litigation;
•announcement or expectation of additional financing effort;
•sales of our common stock by us or our stockholders;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•media exposure of our products or of those of others in our industry;
•changes in applicable governmental regulations or in the status of our regulatory approvals or applications;
•changes in earnings estimates or recommendations by securities analysts; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our common stock shortly following this offering. If the market price of shares of our common stock after this offering does not ever exceed the public offering price, you may not realize any return on your investment in us and may lose some or all of your investment.
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.
We are an “emerging growth company” and the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” we will not be required to comply with the auditor attestation requirements of Section 404(b) of the

Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act; we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
We may remain an “emerging growth company” until December 31, 2025, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.
The exact implications of the JOBS Act are subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
As of December 31, 2020, our executive officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 54% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
If we experience material weaknesses in the future or otherwise fail to implement and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.
As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, including performing the evaluation needed to comply with Section 404, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:
•faulty human judgment and simple errors, omissions or mistakes;
•fraudulent action of an individual or collusion of two or more people;
•inappropriate management override of procedures; and
•the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.
We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to implement and maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
When we cease to be an “emerging growth company” under the JOBS Act, our auditors will be required to express an opinion on the effectiveness of our internal controls, unless we are then eligible for any other exemption from such requirement. If we are unable to confirm that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:
•our board of directors has the right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•a special meeting of stockholders may be called only by the chair of the board of directors, the chief executive officer, or a majority of the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•our board of directors may alter our bylaws without obtaining stockholder approval;
•the required approval of the holders of at least two-thirds of the voting power of all of the then outstanding shares of voting stock to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and
•our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders; provided that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The choice of forum provision requiring that the Court of Chancery of the State of Delaware be the exclusive forum for certain actions would not apply to suits brought to enforce any liability or duty created by the Exchange Act.
There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business.
Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Any future determination related to dividend policy will be made at the discretion of our board of directors, subject to applicable laws and the restrictions set forth in any of our contractual agreements, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. In particular, unless waived, the terms of our loan and security agreement with East West Bank generally prohibit us from declaring or paying any cash dividends and making any other distributions. In addition, any future debt or preferred securities or future debt agreements we may enter may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
Our ability to use our net operating losses and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced at least one ownership change in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.
General risk factors
Our actual operating results may differ significantly from any operating guidance we may provide.
From time to time, we release guidance in our quarterly or annual earnings conference calls, quarterly or annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections may not be prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, or AICPA, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person will express any opinion or any other form of assurance with respect to the projections.
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we may release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk factors” section in this Annual Report could result in actual operating results being different from our guidance, and the differences may be adverse and material.
Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.
The trading market of our common stock is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We incur significant additional costs as a result of being a public company, which may adversely affect our business, financial condition, results of operations and prospects.
We incur costs associated with corporate governance requirements applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as the rules of Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly-traded company may adversely affect our business, financial condition, results of operations and prospects.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters, research and development facilities and manufacturing and distribution centers are located in Emeryville, California, where we lease and occupy approximately 77,844 square feet of space. This includes 34,789 square feet of space in Emeryville, California we lease under an operating lease entered into on June 25, 2020, which commenced October 1, 2020. All of our leases in Emeryville, California expire in March 2028. We currently sublease 5,400 square feet of the space we occupy at our headquarters pursuant to a sublease that expires in February 2022. We also lease approximately 2,702 square feet of office space in Shanghai, China under an operating lease, which expires in August 2023. We believe that such facilities meet our current and future anticipated needs.
Item 3. Legal Proceedings.
We are and may from time to time become involved in litigation or other legal proceedings.
In July 2020, AbCellera Biologics Inc. (“AbCellera”) filed a complaint in the United States District Court for the District of Delaware, alleging that we infringed and continue to infringe, directly and indirectly, the following patents exclusively licensed by AbCellera by making, using, offering for sale, selling and/or importing our Beacon and Culture Station instruments and the OptoSelect chips, and sale of the Opto Plasma B Discovery Workflow: U.S. Patent Nos. 10,107,812, 10,274,494, 10,466,241, 10,578,618, 10,697,962, 10,087,408, 10,421,936 and 10,704,018 (“AbCellera I”). In August 2020, AbCellera filed a second complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,718,768, 10,738,270, 10,746,737, and 10,753,933 (“AbCellera II”). In September 2020, AbCellera filed amended complaints in each of AbCellera I and AbCellera II adding The University of British Columbia as a named plaintiff. Also in September 2020, AbCellera and The University of British Columbia filed a third complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,775,376, 10,775,377, and 10,775,378 (“AbCellera III”). AbCellera and The University of British Columbia are seeking, among other things, judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees, and treble damages for willful infringement). In addition to procedural motions, we have filed an answer and counterclaims in response to each of the AbCellera I, AbCellera II and AbCellera III lawsuits. Our counterclaims in each lawsuit include counts for declaratory judgment of non-infringement of the asserted patents, for declaratory judgment of invalidity of the asserted patents and for declaratory judgment of unenforceability of the asserted patents due to inequitable conduct. We filed a motion to transfer the AbCellera I, AbCellera II and AbCellera III lawsuits to the United States District Court for the Northern District of California, which was granted and where the lawsuits are now pending.
In August 2020, we filed a complaint in the United States District Court for the Northern District of California against AbCellera and Lineage BioSciences, Inc., an entity previously acquired by AbCellera. The complaint includes two counts of unfair competition and one count of a declaratory judgment of non-infringement of U.S. Patent No. 10,058,839. We are seeking, among other things, damages and a judgment of non-infringement. In October 2020, we filed an amended complaint asserting the same three counts and AbCellera and Lineage filed a motion to dismiss the amended complaint. This lawsuit remains pending.
We believe that the patent assertions by AbCellera and The University of British Columbia are without merit and intend to defend ourselves vigorously. We also intend to proceed with our claims and counterclaims against AbCellera, Lineage and The University of British Columbia. Outcomes in litigation can be uncertain and it is possible a court may disagree with our positions. An adverse determination in these lawsuits could subject us to significant liabilities, require us to seek licenses from or pay royalties to AbCellera and/or The University of British Columbia, or prevent us from manufacturing, selling or using certain of our products, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are not currently a party to any other litigation or legal proceedings that, in the opinion of our management, could have a material adverse effect on our business, financial condition, results of operations or prospects. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

For further discussion of the risks relating to intellectual property and our pending litigation, see the section titled “Risk Factors—Risks related to our intellectual property and litigation” under Item 1A above.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “BLI” since July 17, 2020. Prior to that date, there was no public trading market for our common stock.
Holders of Common Stock
As of February 26, 2021, there were 152 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, the terms of our Loan and Security Agreement place certain limitations on the amount of cash dividends we can pay, even if no amounts are currently outstanding.
Stock Performance Graph
This graph below is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that section, and shall not be deemed incorporated by reference into this Annual Report or into any other filing of Berkeley Lights, Inc. under the Securities Act except to the extent that we specifically incorporate this information by reference therein, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index at market close on July 17, 2020 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2020. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The offering price of our common stock in our initial public offering (“IPO”), which had a closing stock price of $65.45 on July 17, 2020, was $22.00 per share. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Berkeley Lights, Inc., the NASDAQ Composite
Index and the NASDAQ Biotechnology Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
07/17/20
07/31/20
08/31/20
09/30/20
10/31/20
11/30/20
12/31/20
Berkeley Lights Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 7/17/2020 in stock or 06/30/2020 in index, including reinvestment of dividends.
Sales of Unregistered Securities
There were no sales of unregistered securities during the quarter ended December 31, 2020.
Use of Proceeds
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
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data.
The selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018, and the selected consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements and related notes. The selected consolidated balance sheet data as of December 31, 2018 has been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes and the information in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future.

		Year ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
Revenue:
Product revenue	$51,586	$43,460	$22,882
Service revenue	12,717	13,233	8,417
Total revenue	64,303	56,693	31,299

Cost of sales:
Product cost of sales	13,021	11,245	6,585
Service cost of sales	6,727	1,972	1,596
Total cost of sales (1)	19,748	13,217	8,181

Gross profit	44,555	43,476	23,118

Operating expenses:
Research and development (1)	47,240	38,414	29,077
General and administrative (1)	23,202	12,362	9,069
Sales and marketing (1)	14,507	9,237	6,131
Total operating expenses	84,949	60,013	44,277

Loss from operations	(40,394)	(16,537)	(21,159)

Other income (expense):
Interest expense	(1,436)	(1,425)	(2,204)
Interest income	338	909	872
Other income (expense), net	82	(1,180)	(777)
Loss before income taxes	(41,410)	(18,233)	(23,268)
Provision for income taxes	174	69	69
Net loss and net comprehensive loss	$(41,584)	$(18,302)	$(23,337)
Net loss attributable to common stockholders per share, basic and diluted	$(1.39)	$(7.46)	$(10.19)
Weighted-average shares used in calculating net loss per share, basic and diluted	31,192,752	2,883,950	2,605,124
(1)Amounts include stock-based compensation as follows:

		Year ended December 31,
(in thousands)	2020	2019	2018
Cost of sales	$290	$—	$—
Research and development	5,201	1,672	1,040
General and administrative	3,377	1,763	678
Sales and marketing	2,049	325	268
Total stock-based compensation	$10,917	$3,760	$1,986

		As of December 31,
(in thousands)	2020	2019	2018
Consolidated balance sheet data:
Cash and cash equivalents	$233,408	$81,033	$99,617
Working capital(1)	236,601	80,428	103,647
Total assets	299,658	131,009	133,819
Total liabilities	54,877	47,226	36,188
Total convertible preferred stock	—	224,769	224,769
Accumulated deficit	(191,884)	(150,300)	(131,998)
Total stockholders’ equity	244,781	83,783	97,631
(1)Working capital is calculated as current assets less current liabilities. See our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with the section titled “Selected consolidated financial data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk factors.” Please also see the section titled “Special Note Regarding Forward Looking Statements.”
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
Our commercial workflows, each of which are distinct offerings, are made up of four modules we call Import, Culture, Assay and Export. These modules can be adapted, interchanged and deployed with a variety of single-cell assays to address specific applications and a variety of cell types. We believe this versatility facilitates rapid development of new workflow offerings and virtually unlimited workflow commercialization opportunities. We have developed and will continue to develop and commercialize proprietary workflows across large markets by leveraging existing workflows and assays. Over time, our goal is to enable customers to standardize many of their processes on our platform utilizing our workflows. We believe we are the only company commercializing a platform that can do this in a scalable way.
We commercially launched our platform in December of 2016, which included the Beacon system and the alpha version of our Opto Cell Line Development 1.0 workflow, targeted to the antibody therapeutics market. From the initial launch of our platform through December 31, 2020, we have commercially launched eight workflows. In June of 2019, we launched our desktop Lightning system targeted for assay development and lower throughput workflows, and in early 2020 we launched the Culture Station instrument.
Revenue increased 13% to $64.3 million in the year ended December 31, 2020 as compared to $56.7 million in 2019, primarily due to the adoption of our platform by new customers, increased workflow utilization from existing customers further deploying our advanced automation systems across their value chains along with the associated increased usage of consumables, as well as service and extended warranty revenue largely from annual contract renewals by existing customers. Total revenue by market was $51.8 million in antibody therapeutics, $4.5 million in cell therapy and $8.0 million in synthetic biology for the year ended December 31, 2020, compared to $49.4 million, $2.6 million and $4.7 million, respectively, in 2019. For the years ended December 31, 2020 and 2019, revenue from North America accounted for approximately 51% and 53% of our revenue, respectively.
As of December 31, 2020, our customer base was comprised of 63 customers and included several of the largest biopharmaceutical companies in the world, as well as biotechnology companies, leading contract research organizations, synthetic biology companies and academic institutions. For each of the years ended December 31, 2020 and 2019 we added 22 new customers. While we have seen significant growth in our customer and installed base, we believe we are still in the very early stages of platform adoption, with the majority of our historical revenue derived from early adopters of our technology for research and development purposes.
As of December 31, 2020, we employed a commercial team of 85 employees, including 29 with Ph.D. degrees and many with significant industry experience. Of the 85 commercial employees, 37 were in business development, sales and marketing. As of December 31, 2020, our commercial team included 17 quota carrying sales representatives, an increase of 31% compared to 13 quota carrying sales representatives as of December 31, 2019. We follow a direct sales model in North America, certain regions in Europe and China, while also selling through third party distributors and dealers in Asia. We intend to continue making significant investments in this area for the foreseeable future. We also intend to continue to make investments in building our sales team and marketing our products and services to potential customers. We incurred aggregate general, administrative, and sales and marketing expenses of $37.7 million and $21.6 million for the years ended December 31, 2020 and 2019, respectively.

We focus a substantial portion of our resources on platform, workflow and assay development, as well as on business development and sales and marketing. Our research and development efforts are geared towards developing new workflows and assay capabilities, as well as new advanced systems and OptoSelect chips and reagent kits, to meet both our customers’ needs and to address new markets. We incurred research and development expenses of $47.2 million and $38.4 million for the years ended December 31, 2020 and 2019, respectively.
We generally outsource all of our production manufacturing. Design work, prototyping and pilot manufacturing are performed in-house before outsourcing to third party contract manufacturers. Our outsourced production strategy is intended to drive cost leverage and scale, and avoid the high capital outlays and fixed costs related to constructing and operating a manufacturing facility. The contract manufacturers of our systems, reagent kits and OptoSelect chip components are located in the United States, Asia and Europe. Certain of our suppliers of components and materials are single source suppliers. We perform final manufacture and assembly steps of our OptoSelect chips in-house.
We have financed our operations primarily from the issuance and sale of equity securities, borrowings under our long-term debt agreement, as well as cash flows from operations. On July 21, 2020, we closed our initial public offering (the “IPO”), in which we sold 9,315,000 shares of common stock (which included 1,215,000 shares that were sold pursuant to the full exercise of the IPO underwriters’ option to purchase additional shares) at a price to the public of $22.00 per share. We received aggregate net proceeds of $187.9 million after deducting offering costs, underwriting discounts and commissions of $17.0 million.
Since our inception in 2011, we have incurred net losses in each year. Our net losses were $41.6 million and $18.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $191.9 million and cash and cash equivalents totaling $233.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•invest in processes and infrastructure to scale our platform;
•support research and development to introduce new products;
•market and sell new and existing products and services;
•protect and defend our intellectual property; and
•acquire businesses or technologies to support the growth of our business.
Access options to Digital Cell Biology enabled by the Berkeley Lights Platform
Our business model is focused on driving the adoption of the Berkeley Lights Platform and maximizing its use across our customers’ value chains. This is achieved by enabling more functional testing of single cells throughout our customers’ value chains and by finding opportunities for customers to perform single-cell functional testing earlier in their product development process to advance better product candidates. We engage with potential customers to identify a significant challenge they are facing and then evaluate which of our workflows and underlying assays can address their problem. Customers can gain access to our platform via direct purchase, subscription, or strategic partnership. In many cases we can address customers’ needs with existing or variants of existing workflows. Alternately, we may form strategic partnerships to develop substantially new workflows with our customers to address their needs. For the years ended December 31, 2020 and 2019, revenue was $44.7 million and $39.1 million, respectively, from direct purchases (or 69% and 69%, respectively), $1.1 million and $89,000, respectively, from subscription and related revenue (2% and none, respectively), and $5.8 million and $9.6 million, respectively, from strategic partnerships (or 9% and 17%, respectively).
Direct purchase: Under this option the customer acquires the platform through a one-time purchase. In addition, the customer may be required to acquire an annually renewable workflow license for any applicable workflow the customer plans to deploy. Customers can opt to buy extended warranty and service agreements from us and purchase the required Berkeley Lights consumables and reagents as needed.
Subscription: Through our recently launched subscription program, a customer is able to subscribe to a specific workflow and pay a quarterly fee over a fixed period of time which covers the annual workflow license, the advanced automation system, as well as warranty and service. In our current subscription offering, customers purchase the required Berkeley Lights consumables and reagents as needed.
Strategic partnership: This option can combine the direct purchase or subscription access option along with milestone payments for joint workflow development programs. Depending on the partnership, it may in the future include shared revenue arrangements in the form of royalties.
Under these access options we have the potential to generate recurring revenue streams in the form of OptoSelect chip and reagent kit sales, service and extended warranty arrangements, annual renewable workflow license fees, subscription fees, as well as the potential for the future sale of biological assets and royalty arrangements. Growth and predictability of recurring revenue is impacted by the mix between these access options, the total number and frequency of workflows deployed and performed, the length and magnitude of fee and subscription arrangements and their related renewal rates, and to a lesser extent, seasonal budget patterns of our customers. It is our goal and expectation that recurring revenue will grow over time, both in absolute dollars and as a percentage of our revenue.
Our sales process can vary considerably depending upon the type of customer and engagement type. Our sales process can be long, with sales cycles spanning several quarters or more, depending upon the magnitude of the transaction. Given the variability of our sales cycle and the impact of system placement mix from the different access options, as well as the number of placements that require an upfront feasibility study, we expect continued fluctuations in our revenue on a period-to-period basis until we achieve broader adoption of our platform and recurring revenue grows to a higher percentage of our revenue. We enter a given period with limited backlog and our revenue relies on a high conversion percentage of orders to be booked and shipped in that period, which also results in somewhat limited revenue visibility from period to period.
Key factors affecting our results of operations and future performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described under the heading “Risk factors.”
New customer adoption of the Berkeley Lights Platform
Our financial performance has largely been driven by, and a key factor to our future success will be, our ability to increase the adoption of our platform. We plan to drive global customer adoption through business development efforts, a direct sales and marketing organization in the United States, parts of Europe, China, and third party distributors and dealers in Asia. We are investing in our direct sales organization and establishing distributors in certain global geographies. As part of this effort, we increased our quota carrying sales force by 31% in the year ended December 31, 2020 compared to the year ended December 31, 2019. As of December 31, 2020 and December 31, 2019, our installed base of advanced automation systems outside of our BioFoundry was 75 and 48, respectively. For the purposes of defining our installed base of advanced automation systems, we do not include the Culture Station as it is not a direct driver of recurring revenue.
Adoption of the platform access options we offer
We offer different access options to our platform in order to meet customer budget and business model needs. We believe this helps to drive customer adoption of our platform. Customers can access our platform with a direct platform purchase or subscription. We also form strategic partnerships to jointly develop workflows, through which the customer can gain access to our platform through a combination of direct platform purchase or subscription, milestone payments and, in the future, potentially shared revenue arrangements. Substantially all of our customers to date have chosen to access our platform with a direct platform purchase or to form a strategic partnership with us. We launched the subscription access option in February 2020 and believe that over time, a growing portion of our new customers will choose subscription. The degree to which customers adopt one access option over the other could create variations in the amount of and timing in which we recognize revenue and derive cash flow from operations. In addition, as adoption of the subscription access option increases, it will make it difficult to compare our future results with our historical results as a consequence of differing accounting treatment.
Utilization and value of our workflows
Workflows represent a source of recurring revenue from customers using our platform through increased consumables consumption and licenses. We are driving utilization of our workflows by engaging with customers leveraging our customer success organization to help them advance through the platform adoption cycle from early stage validation of the platform into an integrated solution. As our platform advances towards becoming fully integrated within customer processes, customers utilize more workflows. We also develop new workflows for use at multiple points within the discovery, development and production phases of our customers’ value chains. We increase the value of our workflows by building additional assays that can be used with a given workflow and by further integrating the workflows into our customers’ existing processes. We are also expanding the upstream and downstream reach of our workflows. This increases the workflow value to our customers and enables us to share in that value creation, which we believe will increase workflow adoption.
Adoption of our platform across existing customers’ organizations
There is an opportunity to increase broader adoption and utilization of our platform throughout our customers’ organizations by their purchasing of more systems to support multiple locations, to meet redundancy requirements, or driven by a need to increase capacity. Increased usage amongst existing customers can also occur as customers advance through the platform adoption cycle from early stage validation phase into an integrated solution.
Development and monetization of proprietary biological assets
Our ability to participate in the end-markets of cell-based products is a function of how many proprietary biological assets are generated during new workflow development in our BioFoundry. Within our Berkeley Lights BioFoundry, we develop, practice and validate workflows. In certain cases, we may use our own biology as part of this validation process. This enables us to commercialize new workflows and may also generate proprietary valuable biological assets we could sell outright or license to customers, such as functionally validated antibodies or new organisms applicable to synthetic biology. We also use our BioFoundry Innovation Lab in cooperation with third parties to develop workflows to generate proprietary biological assets for new and adjacent markets. These early third party research collaborations may take various forms, including service or capacity subscription arrangements.
Adoption of the Berkeley Lights Platform into new markets
Our market entry strategy involves identifying markets that have significant constraints, which can be addressed by our platform. This can be specific to certain diseases or pathogens and/or involve new therapeutic modalities and/or cell types. We drive our expansion into new markets by developing workflows for those markets, either by adapting existing workflows or by partnering with leaders in those markets to develop workflows that address their significant unmet needs, and have general value for other customers in that market. These partnerships can result in joint development of specific workflows and assays involving upfront and milestone arrangements, as well as capacity subscription arrangements. Depending on the agreement, we could also negotiate end product revenue participation through royalties. Furthermore, these partnerships enable us to generate insights about a particular market, which facilitates development of workflows that we may commercialize to the market broadly.
Leverage derived from our BioFoundry research and development infrastructure
We use our Berkeley Lights BioFoundry, which we believe represents the largest single location platform capacity globally for functionally characterizing cells, to drive new workflow development and functionally characterize cells. In our BioFoundry, we practice and develop workflows and functional assays that are applicable throughout the value chain of our target markets. Our workflows are made up of modules that can be adapted, interchanged and deployed with a variety of assays. We believe this versatility facilitates rapid development of new workflow offerings and virtually unlimited workflow commercialization opportunities. There can also be significant leverage among workflows and underlying assays used to functionally characterize single cells in these markets, allowing us to leverage the components developed for one market to improve and accelerate workflow development for another market. This allows us to capture workflow synergies which facilitate adoption of our platform across markets. We have and will continue to invest significantly in expanding our assay and workflow libraries. We have grown our workflow library since the introduction of our first workflow in December of 2016, and as of December 31, 2020, we offered eight commercial workflows incorporating sixteen assays and eleven cell classes.
Further investment towards adoption of Digital Cell Biology
Driving the adoption of our platform and workflows across existing and new markets will require significant investment. We plan to further invest in research and development to support the expansion of our workflow and assay libraries as well as the addition of platform capabilities including new reagent kits and OptoSelect chips, and new advanced automation systems to address new markets and new workflows. We will continue to hire employees with the necessary scientific and technical backgrounds to enhance our existing products and help us introduce new products to market. We expect to incur additional research and development expenses and higher stock-based compensation expenses as a result. We further plan to invest in sales, marketing and business development activities to drive the commercialization of new products, migration to new markets and further growth within our existing markets. We have invested, and will continue to invest, significantly in our manufacturing capabilities and commercial infrastructure, including customer support and service. We expect to incur additional general and administrative expenses and to have higher stock-based compensation expenses as we support our growth and our continuing transition into a publicly traded company. As cost of revenue, operating expenses and capital expenditures fluctuate over time, we may experience short-term, negative impacts to our results of operations and cash flows, but we are undertaking such investments in the belief that they will contribute to long-term growth and sustainability.
Key business metrics
We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that the following metrics are representative of our current business; however, we anticipate these will change or may be substituted for additional or different metrics as our business grows.

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	%

Revenue from new and existing customers:
Revenue from new customers (1)	$26,639	$29,639	(10)%
Revenue from existing customers	37,664	27,054	39%
Revenue streams:
Direct platform sales	$44,656	$39,116	14%
Recurring revenue	13,888	8,021	73%
Milestones and programs	5,759	9,556	(40)%
Platform placements and installation base outside of our BioFoundry:
Direct platform sales placements	27	26	4%
Total installed base	75	48	56%
(1) We define revenue from new customers as revenue from a customer for which we have not previously recorded revenue on any prior transaction.
COVID-19 update
In response to the COVID-19 pandemic and various resulting government directives, we took proactive measures to protect the health and safety of our employees, contractors, customers and visiting vendors and suppliers. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses. Some of the measures we have taken were as follows:
•During this pandemic, we moved quickly to place platforms and to provide reagents to researchers around the world working to understand COVID-19 and identify antibodies to support the development of therapies and cures for the disease with the aim to accelerate the discovery of neutralizing antibodies. Our platforms, assays and workflows are a useful tool for infectious disease research because they are able to be leveraged for antibody discovery using the blood of recovering patients as the foundation for therapeutics.
•Berkeley Lights has been designated an essential business that can continue operations during the COVID-19 pandemic. In early March, we promptly instituted protocols to have many personnel work remotely. At the same time, because of our continued designation as an essential business, many employees continue to come on-site to our facility in Emeryville, California to undertake research and development activities that support essential operations to, among other things, provide critical products to researchers and support the important research and development being undertaken by our customers. For those employees coming on-site, we have implemented social distancing and other protective measures in order to protect their health and safety. We have also restricted business travel and have limited access to our campus and other facilities to outside visitors other than vendors, suppliers and partners who are integral to supporting our business. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
•Our production, shipping and customer service functions remain operational to maintain a continuous supply of products both to our customers and for our internal research and development activities. We are communicating regularly with our suppliers so that our supply chain remains intact and we have not yet experienced any material supply issues. Our customer service teams around the world are operating remotely and remain available to assist our customers and partners as needed and, for certain customers, our service and support team members have been required to complete country-specific quarantine requirements, which adds both time and costs to our business operations and customer responsiveness.
•Initially, as a result of travel restrictions and shelter-in-place orders, we experienced an impact on our ability to ship and install systems, as well train customers in certain geographies. In July 2020, we began developing, and continue to develop, remote learning capabilities to help our customers and partners operate their Berkeley Lights platforms and reduce the number of customer/partner on-site visits our field application scientists and field support engineers need to make in view of certain travel restrictions and country-specific quarantine requirements.
•We are actively reviewing and managing costs to navigate the current environment. However, to date, the COVID-19 pandemic has not had a material adverse effect on our expenses.
While the disruption from the COVID-19 pandemic is currently expected to be temporary, there is considerable uncertainty around its duration. We expect these disruptions to impact our future operating results. However, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.
Components of results of operations
Revenue
Our revenue consists of both product and service revenue, which is generated through the following revenue streams: (i) direct platform sales (advanced automation systems, fully-paid workflow license agreements and platform support), (ii) recurring revenue (annual workflow license agreements, workflow subscription agreements, consumables, service and extended or enhanced warranty contracts), and (iii) revenue from partnerships related to our joint development agreements, and to a lesser extent feasibility studies. Sales of advanced automation systems, recurring revenue from consumables, workflow subscription agreements, and workflow licenses are defined as product revenue, and revenue from joint development agreements and partnerships, service and extended or enhanced warranty contracts, feasibility studies and platform support are defined as service revenue in our consolidated results of operations.
Total revenue was $64.3 million and $56.7 million for the years ended December 31, 2020 and 2019, respectively. Total revenue was $31.3 million for the year ended December 31, 2018.
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

	Year ended December 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%

Direct platform sales	$44,656	$39,116	$5,540	14%
Total revenue	$64,303	$56,693	$7,610	13%
Direct platform sales as % of total revenue	69%	69%
Recurring revenue: Each platform placement, depending on the chosen access model, drives various streams of recurring revenue. With each workflow, our customers require certain consumables such as our OptoSelect chips and reagent kits to run their workflows. The OptoSelect chips can only be used with our platform and we believe there are no alternative after-market options that can be used as a substitute. Each OptoSelect chip is considered, and labeled for, single-use and only used for one workflow. Consumables are sold without the right of return and revenue is recognized upon transfer of control. We also offer our customers extended warranty and service programs for regular system maintenance and system optimization. These services are provided primarily on a fixed fee basis. We recognize revenue from the sale of an extended warranty contract over the respective coverage period. Extended and enhanced warranty, as well as service contracts, are typically short-term in nature, generally covering a one-year period.
Recurring revenue may also include annually renewable workflow licenses as well as quarterly workflow subscription revenue from annual or multi-year subscription agreements. In late 2019, we piloted a subscription option for the antibody discovery and cell line development workflows that was formally launched in February 2020. We are still in the early commercialization phase of assessing market acceptance of the subscription access model and it is possible the model may change as we engage with and learn from initial subscription customers. Recurring revenue was as follows for the periods presented:

	Year ended December 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%

Recurring revenue	$13,888	$8,021	$5,867	73%
Total revenue	$64,303	$56,693	$7,610	13%
Recurring revenue as % of total revenue	22%	14%
Revenue from joint development agreements and partnerships: Joint development agreements and partnerships, including collaboration agreements, are arrangements whereby we provide services for the development of new workflows, cell, or organism types, or deliver specific biological assets to meet specific customers’ needs. Such contracts can be executed on a time and material basis as well as include defined milestones associated with these development activities over extended periods of time, some in excess of twenty-four months. Our joint development agreements that include formal milestones typically include formal customer acceptance clauses as each milestone is completed, and an approval to proceed with the next milestone is generally required. Some development agreements may also include a prerequisite feasibility study to determine proof of concept before any work is initiated. We recognize revenue over time using an input measure of progress based on costs incurred to date as compared to the total estimated costs (i.e. percentage of completion), or in certain instances on a time-and-materials basis, depending on the terms of the development agreement. We periodically review and update our estimates which may adjust revenue recognized for the period. Revenue from joint development and partnership agreements can vary over time as different projects start and complete. On occasion, we also perform feasibility studies prior to a direct platform sale in the event customers require specific platform validation prior to purchase. Joint development agreement and partnership related revenue was as follows for the periods presented:

	Year ended December 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%

Joint development agreement and partnership revenue	$5,759	$9,556	$(3,797)	(40)%
Total revenue	$64,303	$56,693	$7,610	13%
Joint development agreement and partnership revenue as % of total revenue	9%	17%
Costs of sales, gross profit and gross margin
Product cost of sales. Cost of sales associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, costs of component materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities and information technology. These costs also include the costs associated with the standard assurance-type product warranty provided on our platforms, which are recorded at the time of sale.
Service cost of sales. Cost of sales associated with our services primarily consists of personnel and related costs, expenses related to the development of customized platforms and workflows, feasibility studies on our platforms and service and warranty costs to support our customers. We maintain continuous efforts to increase reliability and uptime of our advanced automation systems.
Gross profit and gross margin. Gross profit is calculated as revenue less cost of sales. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including: market conditions that may impact our pricing; sales mix among platform access options, including the regional mix of sales; sales mix changes among consumables, advanced automation systems and services; product mix changes between established products and new products; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume; and product warranty obligations. We expect cost of sales to increase in absolute dollars in future periods as our revenue grows, and as we plan to hire additional employees to support our manufacturing, operations, service and support organizations.
Gross profit was $44.6 million compared to $43.5 million for the years ended December 31, 2020 and 2019, respectively.
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
We expect our aggregate stock-based compensation to continue to increase in absolute dollar terms. Furthermore, in the fourth quarter of 2020 we recorded stock-based compensation expenses of $2.4 million for the modification of certain stock options related to the retirement of one of our non-executive employees.
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
Provision for income taxes
Our provision for income taxes consists primarily of foreign taxes and state taxes in the United States. As we expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.
Results of operations
The following tables set forth our results of operations for the periods presented:

	Year ended December 31,
(in thousands, except share and per share data)	2020	2019	2018

Consolidated statements of operations and comprehensive loss data:
Revenue:
Product revenue	$51,586	$43,460	$22,882
Service revenue	12,717	13,233	8,417
Total revenue	64,303	56,693	31,299
Cost of sales:
Product cost of sales	13,021	11,245	6,585
Service cost of sales	6,727	1,972	1,596
Total cost of sales (1)	19,748	13,217	8,181
Gross profit	44,555	43,476	23,118
Operating expenses:
Research and development (1)	47,240	38,414	29,077
General and administrative (1)	23,202	12,362	9,069
Sales and marketing (1)	14,507	9,237	6,131
Total operating expenses	84,949	60,013	44,277
Loss from operations	(40,394)	(16,537)	(21,159)
Other income (expense):
Interest expense	(1,436)	(1,425)	(2,204)
Interest income	338	909	872
Other income (expense), net	82	(1,180)	(777)
Loss before income taxes	(41,410)	(18,233)	(23,268)
Provisions for income taxes	174	69	69
Net loss and net comprehensive loss	$(41,584)	$(18,302)	$(23,337)
Net loss attributes to common stockholders per share, basic and diluted	$(1.39)	$(7.46)	$(10.19)
Weighted-average shares used in calculating net loss per share, basic and diluted	31,192,752	2,883,950	2,605,124
(1)Includes stock-based compensation as follows

		Year ended December 31,
(in thousands)	2020	2019	2018
Cost of sales	$290	$—	$—
Research and development	5,201	1,672	1,040
General and administrative	3,377	1,763	678
Sales and marketing	2,049	325	268
Total stock-based compensation	$10,917	$3,760	$1,986
Comparison of the years ended December 31, 2020 and 2019
Revenue

	Year ended December 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Product revenue	$51,586	$43,460	$8,126	19%
Service revenue	12,717	13,233	(516)	(4)%
Total revenue	$64,303	56,693	$7,610	13%
Product revenue increased by $8.1 million, or 19% for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase during the year ended December 31, 2020 compared to December 31, 2019, was primarily driven by an increase of $3.8 million in consumables sales driven by additional demand from our customers due to the increase in our installed base, an increase of $3.3 million from platform and system sales, including sales-type lease arrangements and license arrangements related to our workflows, and an increase of $1.0 million in subscription arrangement and related revenue driven by the launch of our subscription access program in February 2020. During the year ended December 31, 2020 we sold 27 platforms compared to 26 platforms during the year ended December 31, 2019. Revenue from platform and system sales in the year ended December 31, 2020 as compared to the prior year was impacted by the regional mix of the platform placements as well as the mix of system type placed.

Service revenue decreased by $0.5 million, or 4%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily driven by a decrease of $3.1 million in revenues from joint development agreements primarily due to timing of development activities, including the completion of two such programs during the year ended December 31, 2020, and a decrease of $0.7 million in revenue from feasibility studies as a result of timing of such arrangements. These decreases were partially offset by an increase of $3.3 million from sales in service warranty and application support arrangements.
Costs of sales, gross profit and gross margin

	Year ended December 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Product cost of sales	$13,021	$11,245	$1,776	16%
Service cost of sales	6,727	1,972	4,755	241%
Total cost of sales	$19,748	$13,217	$6,531	49%
Gross profit	$44,555	$43,476	$1,079	2%
Gross margin	69%	77%
Product cost of sales increased by $1.8 million, or 16%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in product cost of sales was in line with revenue growth for consumables and platforms.
Service cost of sales increased by $4.8 million, or 241%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily due to costs incurred for joint development agreements under which we provide services on a time-and-materials basis, as well as increased costs for extended warranty services as a result of the nature and timing of work performed under such arrangements
Gross Profit increased by $1.1 million, or 2% primarily due to increased revenue. Gross margin declined by 8 percentage points for the year ended December 31, 2020 as compared to the year ended December 31, 2019, driven by reduced margins on service revenues related to the nature and timing of work performed and increased costs incurred related to the joint development agreements and programs under which we provide services on a time-and-materials basis, including the buy-out of two of the workflow programs that were developed in collaboration with Ginkgo Bioworks which, while not impacting our costs incurred, does serve to reduce revenue and gross margin related to these specific programs. Gross margin was also impacted by the regional mix of platform sales.

Operating expenses
Research and development

	Year ended December 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Research and development	$47,240	$38,414	$8,826	23%
Research and development expenses increased by $8.8 million, or 23%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was due to a $4.8 million increase in personnel-related expenses, including a $3.4 million increase in stock-based compensation primarily due to increased headcount resulting from the growth of the operations as well as an option modification for a departing non-executive employee, and a $4.0 million increase in other costs, including testing and qualification materials and other costs related to various projects to develop and improve systems, workflows, consumables and assays.
General and administrative

	Year ended December 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
General and administrative	$23,202	$12,362	$10,840	88%
General and administrative expense increased by $10.8 million, or 88%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was due to a $3.4 million increase in personnel-related expenses, including a $1.6 million increase in stock-based compensation, a $2.8 million increase in outside legal fees, including patent litigation, a $2.0    of insurance costs and increased other costs of $2.6 million, including accounting, consulting and IT services to support our continued growth and building the infrastructure needed to operate as a public company.
Sales and marketing

	Year ended December 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Sales and marketing	$14,507	$9,237	$5,270	57%
Sales and marketing expense increased by $5.3 million, or 57%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was due to a $4.0 million increase in personnel-related expenses, including a $1.7 million increase in stock-based compensation as a result of increased headcount, as well as expense associated with the achievement of certain criteria related to performance based awards, and a $1.9 million increase in marketing, advertising and other costs, offset by a reduction of $0.6 million in travel expenses as business travel, trade shows and other events were impacted by restrictions imposed due to the COVID-19 pandemic.
Interest expense

	Year ended December 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Interest expense	$(1,436)	$(1,425)	$(11)	1%
Interest expense remained flat at $1.4 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. Interest expense resulted primarily from interest incurred on our loan from East West Bank, which carries a fixed rate of interest.
Interest income

	Year ended December 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Interest income	$338	$909	$(571)	(63)%
Interest income decreased by $0.6 million, or 63% for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily due to lower interest received on our cash and short-term deposits due to a decline in interest rates, offset by increased cash balances resulting from our IPO in July 2020.
Other income (expense), net

	Year ended December 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Other expense, net	$82	$(1,180))	$1,262	(107)%
Other income for the year ended December 31, 2020 was mainly comprised of foreign exchange gains and losses and other miscellaneous income. Other expense for the year ended December 31, 2019 primarily included losses associated with our equity investment in Optera, which ceased operations during fiscal 2019.
Comparison of the years ended December 31, 2019 and 2018
Revenue

	Year ended December 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Product revenue	$43,460	$22,882	$20,578	90%
Service revenue	13,233	8,417	4,816	57%
Total revenue	$56,693	$31,299	$25,394	81%
Product revenue increased by $20.6 million, or 90%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily driven by an $18.5 million increase in direct platform sales resulting from 26 new system placements during the year ended December 31, 2019, compared to 12 new system placements for the year ended December 31, 2018. Additionally, recurring revenue increased by $2.1 million as a result of an increase in consumable sales for the year ended December 31, 2019, as compared to the year ended December 31, 2018, resulting from the increase in our system placements and installed base. For the year ended December 31, 2019, we maintained an installed base of 48 systems globally outside of our BioFoundry, compared to 22 systems for the year ended December 31, 2018.
Service revenue increased by $4.8 million, or 57%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The growth was primarily due to a $3.8 million increase relating to our existing milestone arrangements supporting the development of customized workflows and platforms, and a $2.5 million increase from sales of service and warranty during the year ended December 31, 2019, driven by the increase in our installed base and customers renewing their service and warranty contracts, offset by decreases in feasibility studies and platform support arrangements of $1.5 million resulting from fewer customers requiring these arrangements during 2019 as compared to 2018.
We added 22 new customers for the year ended December 31, 2019, and 16 new customers were added for the year ended December 31, 2018. Total revenue for the year ended December 31, 2019 was comprised of $29.6 million in revenue from those new customers versus $27.1 million from existing customers, compared to $16.2 million and $15.1 million, respectively, during the year ended December 31, 2018.
Costs of sales, gross profit and gross margin

	Year ended December 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Product cost of sales	$11,245	$6,585	$4,660	71%
Service cost of sales	1,972	1,596	376	24%
Total cost of sales	$13,217	$8,181	$5,036	62%
Gross profit	$43,476	$23,118	$20,358	88%
Gross margin	77%	74%
Product cost of sales increased by $4.7 million, or 71%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in product costs of sales was in line with revenue growth for both systems and consumables and included an increase in warranty repair costs driven by the increase in our installed base. Service cost of sales increased by $0.4 million, or 24%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily due to a $0.7 million increase in cost for extended warranty services as the installed base matured and customers renewed their service contracts, and more customers purchased extended warranty as the standard warranty expired, as well as a $0.5 million increase in direct costs of services related to the development of customized workflows and platforms, offset by a decrease of $0.8 million in direct costs for feasibility studies and platform support resulting from fewer customers requiring such arrangements in 2019 compared to 2018.
Gross profit increased by $20.4 million, or 88%, and gross margin improved by 3 percentage points for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to increased revenue as well as a higher mix of milestone revenue driven by percentage of completion. Gross margin for the year ended December 31, 2017 was 77%.
Operating expenses
Research and development

	Year ended December 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Research and development	$38,414	$29,077	$9,337	32%
Research and development expense increased by $9.3 million, or 32%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was due to a $4.6 million increase in testing and qualification materials, depreciation and other costs, and a $4.7 million increase in personnel-related expenses, including a $0.6 million increase in stock-based compensation expense, resulting from increased headcount devoted to working on various projects to develop and improve systems, workflows and assays.
General and administrative

	Year ended December 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
General and administrative	$12,362	$9,069	$3,293	36%
General and administrative expense increased by $3.3 million, or 36%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was due to a $2.2 million increase in personnel-related expenses, including a $1.1 million increase in stock-based compensation, due to growth in our overall operations, and a $1.1 million increase in professional fees and other expenses related to outside legal, accounting, consulting and IT services.
Sales and marketing

	Year ended December 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Sales and marketing	$9,237	$6,131	$3,106	51%
Sales and marketing expense increased by $3.1 million, or 51%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was due to a $1.9 million increase in personnel-related expenses, including a $0.1 million increase in stock-based compensation, as a result of higher headcount to support our revenue growth, a $0.5 million increase in marketing and advertising costs, and a $0.7 million increase in other costs.

Interest expense

	Year ended December 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Interest expense	$1,425	$2,204	$(779)	(35)%
Interest expense decreased by $0.8 million, or 35%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The decrease was primarily due to the repayment of our debt with TriplePoint in May 2018, which was partially offset by interest incurred on our loan from East West Bank entered into in May 2018, which served to refinance the TriplePoint loan at a lower interest rate.
Interest income

	Year ended December 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Interest income	$909	$872	$37	4%
Interest income remained relatively flat for the year ended December 31, 2019, compared to the year ended December 31, 2018. The slight increase was primarily due to increased average cash balances year over year.
Other income (expense), net

	Year ended December 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Other expense, net	$(1,180)	$(777)	$(403)	(52)%
Other expense, net increased by $0.4 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. This increase is the result of increases in losses associated with our equity method investment, as well as certain one-time costs incurred upon the cessation of our joint venture in Optera Therapeutics Corp. in 2019.
Liquidity and capital resources
As of December 31, 2020, we had approximately $233.4 million in cash and cash equivalents which were primarily held in U.S. short-term bank deposit accounts and money market funds. Restricted cash of $0.3 million serves as collateral for our corporate credit card program. We have generated negative cumulative cash flows from operations since inception through December 31, 2020.
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
We currently anticipate making aggregate capital expenditures between approximately $6.5 million and $7.5 million during the next 12 months, which is expected to primarily include equipment to be used for manufacturing and research and development, as well as spend associated with the expansion of our facilities.
Based on our current business plan, we believe our existing cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months from the date of this Annual Report on Form 10-K.
Sources of liquidity
Since our inception, we have financed our operations primarily from the issuance and sale of our equity securities, borrowings under long-term debt agreements, and to a lesser extent, cash flow from operations. In July 2020, we completed our IPO, resulting in the receipt of aggregate proceeds of $187.9 million, net of offering costs, underwriter discounts and commissions of $17.0 million.
East West Bank Loan and Security Agreement
In May of 2018, we entered into a Loan and Security Agreement, or the EWB Loan Agreement, with East West Bank, or EWB, which was subsequently amended in April of 2019 and March of 2020, providing us with the ability to borrow up to $20.0 million. The full amount of the loan was funded in May of 2018, and $20.0 million of term loan borrowings were outstanding as of December 31, 2020. Borrowings under the term loan mature on May 23, 2022 and accrue interest at a fixed rate of 6.73% per annum. We are required to make interest only payments on the term loan through May of 2021, after which equal monthly installments of principal and interest are due.
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
We were in compliance with all covenants under the EWB Loan Agreement as of December 31, 2020.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(in thousands)	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(35,852)	$(10,533)	$(13,535)
Investing activities	(3,289)	(9,073)	(8,418)
Financing activities	191,516	1,022	95,557
Net increase (decrease) in cash, cash equivalents, and restricted cash	$152,375	$(18,584)	$73,604
Operating activities
Net cash used in operating activities increased by $25.3 million to $35.9 million in the year ended December 31, 2020 compared to $10.5 million in the year ended December 31, 2019. The increase resulted primarily from a higher net loss during the year ended December 31, 2020 and increased working capital requirements primarily related to an increase in inventory and accounts receivable as a result of continued growth of our business as well as an increase in deferred revenue due to the timing of revenue recognition, offset by a reduction in accruals primarily due to vendor invoicing timing and related vendor payments.
For the year ended December 31, 2020, inventories increased by $4.2 million due to an increase in raw materials and finished goods to support revenue growth and anticipated demand. Accounts receivable increased by $3.6 million for the year ended December 31, 2020 due to an increase in revenue and the timing of invoicing.
Net cash used in operating activities decreased by $3.0 million to $10.5 million in the year ended December 31, 2019 compared to $13.5 million in the year ended December 31, 2018. This decrease reflects lower net losses during the period, partially offset by increased working capital requirements primarily due to an increase in our inventory and prepaid and other current assets as a result of the continued growth of our business, in addition to a reduction in our operating lease liabilities associated with payments on our facility leases. In addition, net cash used in operating activities reflects an increase in non-cash charges of $4.2 million primarily driven by higher depreciation and stock-based compensation expenses as well as the amortization of the operating lease right-of-use asset associated with our facility leases.
Investing activities
Net cash used in investing activities was $3.3 million in the year ended December 31, 2020 compared to $9.1 million in the year ended December 31, 2019. The decrease was primarily driven by the timing of capital expenditures.
Net cash used in investing activities was $9.1 million in the year ended December 31, 2019 compared to $8.4 million during the year ended December 31, 2018. The increase was primarily driven by higher capital expenditures.
Financing activities
Net cash provided by financing activities was $191.5 million for the year ended December 31, 2020 compared to $1.0 million for the year ended December 31, 2019. Net cash provided by financing activities during the year ended December 31, 2020 related to cash receipts of $187.9 million of net proceeds from our initial public offering and $3.6 million of proceeds from the issuance of common stock upon the exercise of stock options.
Net cash provided by financing activities was $1.0 million for the year ended December 31, 2019 compared with $95.6 million for the year ended December 31, 2018. Net cash provided by financing activities during the year ended December 31, 2019 resulted from cash receipts of $1.0 million from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2018 resulted primarily from net cash receipts of $94.8 million from the issuance of Series E convertible preferred stock net of issuance costs, $0.6 million of net proceeds from the refinancing of our loan with TriplePoint and $0.2 million cash receipts from the issuance of common stock upon exercise of stock options.
Concentration of credit risk
Most of the Company’s customers are located in the United States. For the year ended December 31, 2020, one customer accounted for 12% of revenue. For the year ended December 31, 2019, no customer accounted for more than 10% of revenue. For the year ended December 31,

2018, one customer accounting for 12% of revenue. Three customers accounted for 42%, 21% and 15%, respectively, of accounts receivable at December 31, 2020. Four customers comprised 20%, 19%, 18% and 12%, respectively, of accounts receivable at December 31, 2019.
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as December 31, 2020:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Debt obligations, including interest (1)	$21,307	$12,832	$8,475	$—	$—
Lease commitments (2)	24,629	3,183	6,542	6,777	8,127
Purchase Obligations (3)	25,374	22,493	2,881	—	—
Total	$71,310	$38,508	$17,898	$6,777	$8,127
(1)As of December 31, 2020, the outstanding balance of our term loan under the EWB Loan Agreement was $20.0 million. Borrowings under the term loan mature on May 23, 2022 and accrue interest at a fixed rate of 6.73% per annum. Upon amendment of the EWB Loan Agreement on March 27, 2020, interest only payments are due on the term loan through May 2021, after which equal monthly installments and principal and interest are due.
(2)Represents commitments under our non-cancelable office leases.
(3)Purchase obligations relate primarily to our contract manufacturer which manufactures our instruments and makes advance purchases of components based on our sales forecasts and the placement of property by us, as well as the commitments made to certain providers of components of our consumable manufacturing. To the extent components are purchased by the contract manufacturer on our behalf and cannot be used by the contract manufacturer’s other customers, we are obligated to purchase such components.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Revenue recognition
We derive revenue from two primary sources, product revenues, which are comprised primarily of direct platform sales revenues and consumables revenues, and service revenues, which are comprised of revenue from joint development agreements, service and warranty, platform support and feasibility studies on our platforms. Revenues are recognized net of applicable taxes imposed on the related transaction.
We recognize revenue when we satisfy the performance obligations under the terms of a contract and control of our products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract based on stand-alone selling price, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service.
Our agreements with customers often include multiple performance obligations, which can sometimes be included in separate contracts entered into within a reasonably short period of time. We consider an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition.
In order to determine the stand-alone selling price, we conduct a periodic analysis to determine whether various goods or services have an observable stand-alone selling price as well as to identify significant changes to current stand-alone selling prices. If we do not have an observable stand-alone selling price for a particular good or service, then the stand-alone selling price for that particular good or service is estimated using an approach that maximizes the use of observable inputs. Our process for determining stand-alone selling price requires judgment and considers multiple factors that are reasonably available and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. We believe that this method results in an estimate that represents the price we would charge for the product offerings if they were sold separately.
For most of our performance obligations, we have established stand-alone selling price as a range rather than a single value, such range being plus or minus 15% of the weighted average of observable prices. If the contractually stated prices of all the performance obligations in a contract fall within their respective stand-alone selling price ranges, we will allocate the transaction price at the contractually stated amounts. In situations where the contractually stated price for one or more performance obligations in a contract fall(s) outside of their respective stand-alone selling price range, we will use the mid-point of the respective stand-alone selling price range for performance obligations in the contract priced outside of their respective stand-alone selling price range(s) and the contract values for performance obligations priced within their respective stand-alone selling price range(s), to allocate the transaction price on a relative stand-alone selling price basis.
Taxes, such as sales, value-add and other taxes, collected from customers concurrent with revenue generating activities and remitted to governmental authorities are not included in revenue. Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in cost of sales.
The following describes the nature of our primary types of revenue and the revenue recognition policies and significant payment terms as they pertain to the types of transactions we enter into with our customers.
Product revenues
Product revenue is comprised of two major revenue streams, direct platform sales and consumables. Direct platform sales revenues are comprised of advanced automation systems (including fully paid workflow licenses), as well as Culture Station instruments. Consumables revenues are comprised of OptoSelect chips required to run the system as well as reagent kits. Our standard arrangement with our customers is generally a purchase order or an executed contract. Revenue on product sales is recognized when control has transferred to the customer, which typically occurs when the product has been shipped to the customer, risk of loss has transferred to the customer and we have a present right to payment for the system, chip or kit, as applicable. In certain limited circumstances when a product sale includes client acceptance provisions, we will first assess such terms to determine if the control of the good is being transferred to the customer in accordance with the agreed-upon specifications in the contract. To the extent that such acceptance provisions can be objectively determined to be aligned with the standard specifications of the arrangement, are defined and easily evaluated for completion, as well as do not afford the customer any additional rights or create additional performance obligations for us, such provisions would be determined perfunctory and would not preclude revenue recognition presuming all other criteria are met. If such acceptance provisions are considered to be substantive, revenue is recognized either when client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. Payment terms are generally thirty to ninety days from the date of invoicing.
On a limited basis, we also enter into fixed-term sales-type lease arrangements with certain qualified customers. Revenue from sales-type lease arrangements is generally recognized in a manner consistent with platform equipment, assuming all other revenue recognition criteria have been met.
Service revenues
Service revenues primarily consist of joint development agreements, service and warranty, training and installation services, platform support and feasibility studies on our advanced automation systems and workflows. Our services are provided primarily on a fixed fee basis; from time to time these fixed fee contracts may be invoiced at the outset of the arrangements. We recognize revenue from the sale of extended warranty and enhanced service warranty arrangements over the respective period, while revenue on feasibility studies is recognized over time, using an input measure of progress based on costs incurred to date relative to total expected costs. Revenue on platform support is recognized as the services are performed. Service contracts are typically short-term in nature. Payment terms are generally thirty to ninety days from the date of invoicing.
Joint development agreements are agreements whereby we provide services for the development of customized advanced automation systems and workflows to meet a specific customer’s needs. Such contracts can be executed on a time-and-material basis as well as include defined milestones associated with these development activities over extended periods of time, some in excess of twenty-four months. Typically, there are formal customer acceptance clauses as each milestone is completed, and an approval to proceed with the next milestone is generally required. We recognize revenue over time, using an input measure of progress based on costs incurred to date relative to total expected costs. Payment terms are generally thirty to ninety days from the achievement of each milestone.
We place a constraint on a variable consideration estimate that focuses on possible future downward revenue adjustments (i.e., revenue reversals) if there is uncertainty that could prevent a faithful depiction of the consideration that we expect to be entitled to. The constraint estimate is reassessed at each reporting date until the uncertainty is resolved.
Contract assets and contract liabilities
Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract liabilities consist of fees invoiced or paid by our customers for which the associated services have not been performed and revenue has not been recognized based on our revenue recognition criteria described above. Such amounts are reported as deferred revenue on our consolidated balance sheets. Deferred revenue that is expected to be recognized during the following twelve months is recorded as a current liability and the remaining portion is recorded as non-current.
Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our consolidated balance sheet based on the timing of when we expect to complete the related performance obligations and invoice the customers. Contract liabilities are classified as current or long-term on our consolidated balance sheet based on the timing when the revenue recognition associated with the related customer payments and invoicing is expected to occur.
Costs to obtain or fulfill a contract
Origination costs relate primarily to the payment of incentive bonuses that are directly related to sales transactions. Fulfillment costs generally include the direct cost of services such as platform support and feasibility studies.
Origination and fulfillment costs that are internal to us are generally expensed when incurred because most of those costs are incurred concurrently with the delivery of the related goods and services, which are predominantly recognized at a point in time or are short-term in nature. The origination costs that are related to long-term development agreements are capitalized and amortized over the relevant service period.
Stock-based compensation
We maintain an incentive compensation plan under which incentive stock options and nonqualified stock options are granted primarily to employees and non-employee consultants.
Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The fair value of stock-based awards to employees is estimated using the Black-Scholes option pricing model. We record forfeitures as they occur.
Stock-based compensation expense for non-employee stock options is measured at the grant date based on fair market value using the Black-Scholes option pricing model and is recorded as the options vest. Prior to January 1, 2019, nonemployee stock options subject to vesting were revalued periodically over the requisite service period, which was generally the same as the vesting term of the award. From January 1, 2019, the grant date fair market value of non-employee stock options is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period and forfeitures are recognized as they occur.
Common stock valuation
There was no public market for our common stock prior to our IPO. As such, the estimated fair value of our common stock was determined at each grant date by our board of directors, with input from management, based on the information known to us on the grant date and upon a review of any recent events and their potential impact on the estimated per share fair value of our common stock. As part of these fair value determinations, our board of directors obtained and considered valuation reports prepared by a third party valuation firm in accordance with the guidance outlined in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Beginning March 31, 2018, in contemplation of a possible IPO, we estimated the enterprise value of our business using a hybrid approach in determining the fair value of our common stock that includes a probability-weighted expected return method, or PWERM, and an option pricing method, or OPM. Under a PWERM, the fair market value of the common stock is estimated based upon an analysis of future values for the enterprise assuming various future outcomes. Within one of those potential outcomes, we utilized the OPM. The OPM treats the rights of the holders of convertible preferred stock and common stock as equivalent to that of call options on any value of the enterprise above certain break points of value based upon the liquidation preferences of the holders of preferred stock, as well as their rights to participation and conversion. Based on the timing and nature of an assumed liquidity event in each scenario, a discount for lack of marketability either was or was not applied to each scenario, as appropriate. We then probability-weighted the value of each expected outcome to arrive at an estimate of fair value per share of common stock.
In addition to considering the results of these third party valuation reports, our board of directors used assumptions based on various objective and subjective factors, combined with management judgment, to determine the fair value of our common stock as of each grant date, including:
•the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
•external market conditions affecting the life sciences research and development industry and trends within the industry;
•our stage of development and business strategy;
•our financial condition and operating results, including our levels of available capital resources, and forecasted results;
•developments in our business;
•the progress of our research and development efforts;
•equity market conditions affecting comparable public companies; and

•general United States market conditions and the lack of marketability of our common stock.
Application of these approaches involves the use of estimates, judgment and assumptions that are subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
Common stock valuations after our IPO
For valuations after the completion of our IPO, the fair value of each share of underlying common stock is determined based on the reported closing price of our common stock on the date of grant.
JOBS Act accounting election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Bank deposit, money market and note receivable exposure. As of December 31, 2020, we had cash and cash equivalents, including restricted cash, of $233.7 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds, and bank deposits generate interest income at variable rates below 1%. A hypothetical 100 basis point decrease in interest rates would have lowered our interest income by $0.3 million and increased our net loss by this amount for the year ended December 31, 2020.
Foreign currency risk
The majority of our revenue has been generated in the United States. Through December 31, 2020, we did not generate any revenue denominated in foreign currencies. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the US dollar, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data.
Berkeley Lights, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Berkeley Lights, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Berkeley Lights, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Change in accounting principles
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases, and the related accounting standard updates.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2015.
San Francisco, California
March 12, 2021

Berkeley Lights, Inc.
Consolidated balance sheets

	December 31,
(In thousands, except share and per share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$233,408	$81,033
Trade accounts receivable	12,939	9,334
Inventory	11,047	7,181
Prepaid expenses and other current assets	8,175	7,799
Total current assets	265,569	105,347
Restricted cash	270	270
Property and equipment, net	14,544	16,472
Operating lease right-of-use assets	16,718	7,785
Other assets	2,557	1,135
Total assets	$299,658	$131,009

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$3,491	$3,239
Accrued expenses and other current liabilities	8,401	6,229
Current portion of notes payable	11,594	5,765
Deferred revenue	5,482	9,686
Total current liabilities	28,968	24,919
Notes payable, net of current portion	8,301	14,062
Deferred revenue, net of current portion	1,709	1,461
Lease liability, long term	15,899	6,784
Total liabilities	54,877	47,226
Commitments and contingencies (Note 14)
Stockholders’ equity:
Convertible preferred stock, $0.00005 par value. Authorized 10,000,000 shares and 101,648,657 shares at December 31, 2020 and 2019, respectively; no shares issued and outstanding at December 31, 2020 and 50,462,272 shares issued and outstanding at December 31, 2019	—	224,769
Common stock, $0.00005 par value. Authorized 300,000,000 shares at December 31, 2020 and 124,433,107 shares at December 31, 2019, respectively; issued and outstanding 64,486,246 shares and 3,073,067 shares at December 31, 2020 and 2019, respectively	3	—
Additional paid-in capital	436,662	9,314
Accumulated deficit	(191,884)	(150,300)
Total stockholders’ equity	244,781	83,783
Total liabilities and stockholders’ equity	$299,658	$131,009
See accompanying notes to consolidated financial statements.

Berkeley Lights, Inc.
Consolidated statements of operations and comprehensive loss

		Year ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
Revenue:
Product revenue	$51,586	$43,460	$22,882
Service revenue	12,717	13,233	8,417
Total revenue	64,303	56,693	31,299
Cost of sales:
Product cost of sales	13,021	11,245	6,585
Service cost of sales	6,727	1,972	1,596
Total cost of sales	19,748	13,217	8,181
Gross profit	44,555	43,476	23,118
Operating expenses:
Research and development	47,240	38,414	29,077
General and administrative	23,202	12,362	9,069
Sales and marketing	14,507	9,237	6,131
Total operating expenses	84,949	60,013	44,277
Loss from operations	(40,394)	(16,537)	(21,159)
Other income (expense):
Interest expense	(1,436)	(1,425)	(2,204)
Interest income	338	909	872
Other income (expense), net	82	(1,180)	(777)
Loss before income taxes	(41,410)	(18,233)	(23,268)
Provision for income taxes	174	69	69
Net loss and net comprehensive loss	$(41,584)	$(18,302)	$(23,337)

Net loss attributable to common stockholders per share, basic and diluted	$(1.39)	$(7.46)	$(10.19)
Weighted-average shares used in calculating net loss per share, basic and diluted	31,192,752	2,883,950	2,605,124
See accompanying notes to consolidated financial statements

Berkeley Lights, Inc.
Consolidated statements of changes in stockholders’ equity

(in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	41,298,655	$129,972	2,479,089	$—	$2,439	$(108,710)	$23,701
Impact of adoption of ASU 2017-11	—	—	—	—	270	49	319
Balances as adjusted at January 1, 2018	41,298,655	$129,972	2,479,089	$—	$2,709	$(108,661)	$24,020
Shares issued in connection with:
Issuance of Series E convertible preferred stock, net of issuance costs	9,103,617	94,794	—	—	—	—	94,794
Issuance of Series A convertible preferred stock for cash from warrant exercise	60,000	3	—	—	—	—	3
Exercise of stock options	—	—	211,175	—	165	—	165
Stock-based compensation	—	—	—	—	1,986		1,986
Net loss	—	—	—	—	—	(23,337)	(23,337)
Balances at December 31, 2018	50,462,272	$224,769	2,690,264	$—	$4,860	$(131,998)	$97,631
Shares issued in connection with:
Exercise of stock options	—	—	382,803	—	606	—	606
Vesting of shares subject to repurchase from early exercised options	—	—	—	—	88	—	88
Stock-based compensation	—	—	—	—	3,760		3,760
Net loss	—	—	—	—	—	(18,302)	(18,302)
Balances at December 31, 2019	50,462,272	$224,769	3,073,067	$—	$9,314	$(150,300)	$83,783
Conversion of convertible preferred stock into common stock	(50,462,272)	(224,769)	50,462,272	3	224,766	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	9,315,000	—	187,935	—	187,935
Cashless exercise of common stock warrants	—	—	123,192	—	—	—	—
Shares issued in connection with:
Exercise of stock options	—	—	1,512,715	—	3,585	—	3,585
Vesting of shares subject to repurchase from early exercised options	—	—	—	—	328	—	328
Stock-based compensation	—	—	—	—	10,734		10,734
Net loss	—	—	—	—	—	(41,584)	(41,584)
Balances at December 31, 2020	—	$—	64,486,246	$3	$436,662	$(191,884)	$244,781

Berkeley Lights, Inc.
Consolidated statements of cash flows

	Year ended December, 31
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net loss	$(41,584)	$(18,302)	$(23,337)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,102	4,842	4,197
Stock-based compensation	10,917	3,760	1,986
Amortization of operating lease right-of-use assets	1,691	1,673	—
Non-cash interest and other (income) expense related to debt and note receivable agreements	68	4	(108)
Provision for excess and obsolete inventory	32	169	576
Loss on impairment of property and equipment	140	782	686
Change in fair value of embedded derivative	—	62	18
Equity method losses in Optera Therapeutics Corp.	—	806	755
Net loss on dissolution of Optera Therapeutics Corp.	—	236	—
Changes in operating assets and liabilities:
Trade accounts receivable	(3,605)	2,389	(6,973)
Inventory	(4,226)	(4,019)	212
Prepaid expenses, other current assets and other assets	(1,793)	(4,079)	(1,161)
Trade accounts payable	373	494	1,146
Deferred revenue	(3,955)	1,634	7,545
Accrued expenses and other current liabilities	2,655	782	947
Operating lease liability	(1,667)	(1,766)	—
Other non-current liabilities	—	—	(24)
Net cash used in operating activities	(35,852)	(10,533)	(13,535)
Cash flows from investing activities:
Purchase of property and equipment	(3,289)	(8,423)	(7,418)
Issuance of notes receivable	—	(1,000)	(1,000)
Collection of notes receivable	—	350	—
Net cash used in investing activities	(3,289)	(9,073)	(8,418)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net	190,585	—	—
Payment of issuance costs	(2,650)	—	—
Net proceeds from issuance of preferred stock	—	—	94,797
Proceeds from notes payable	—	—	20,000
Principal payments on notes payable	—	—	(19,132)
Debt issuance costs	—	—	(273)
Proceeds from issuance of common stock upon exercise of stock options	3,581	606	165
Proceeds from issuance of common stock upon early exercise of stock options	—	416	—
Net cash provided by financing activities	191,516	1,022	95,557
Net increase (decrease) in cash and cash equivalents and restricted cash	152,375	(18,584)	73,604
Cash and cash equivalents and restricted cash at beginning of period	81,303	99,887	26,283
Cash and cash equivalents and restricted cash at end of period	$233,678	$81,303	$99,887
See accompanying notes to consolidated financial statements.

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
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP.
Liquidity
The Company has experienced losses from its operations since its inception and has relied primarily on equity and debt financing to fund its operations to date. For the year ended December 31, 2020, the Company had a consolidated net loss of $41.6 million and as of December 31, 2020 had an accumulated deficit of $191.9 million and unrestricted cash and cash equivalents of $233.4 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents balance as of December 31, 2020 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying consolidated financial statements.
Reverse stock split
On July 10, 2020, the Board of Directors of the Company approved a 1-for-2 reverse stock split of its issued and outstanding common stock and convertible preferred stock, which was effected on July 14, 2020. The par value of the authorized stock was not adjusted as a result of the reverse stock split. Other than the par value, all share and per share data shown in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.
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
(2)Summary of significant accounting policies
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the estimate of the standalone selling price of performance obligations and allocation of contract price in multiple-element revenue arrangements, total expected costs associated with development agreements, estimated transaction price, including variable consideration, of the Company’s revenue contracts, accruals for product warranties, the fair value of equity awards and related share-based compensation, the collectability of accounts receivable, valuation of inventory and the realizability of deferred income taxes. Actual results could significantly differ from those estimates.
Cash and cash equivalents and restricted cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
The Company records cash and cash equivalents as restricted when it is unable to freely use such cash and cash equivalents for general operating purposes. As of December 31, 2020 and 2019, restricted cash consists of cash on deposit in a financial institution that is restricted from use for the Company’s corporate credit card program.
The following table provides a reconciliation of cash and cash equivalents and restricted cash on the consolidated balance sheets to the totals presented on the consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$233,408	$81,033
Restricted cash	270	270
Total cash and cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$233,678	$81,303
Trade accounts receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance and expected credit losses related to its receivables, management considers historical losses adjusted to take into account current market and economic conditions and the Company’s customers’ respective financial conditions, the amounts of receivables in dispute and the current receivables aging and current payment patterns. To the extent identified, account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date its customers have primarily been large biopharmaceutical and related companies and therefore we have not had any material write-offs or allowance for doubtful accounts in the years ended December 31, 2020 and 2019.
Inventory
Inventories are recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Inventory write-downs are charged to cost of goods sold and establish a new cost basis for the inventory. Costs included in inventories are raw materials, labor, supplies, allocable depreciation of manufacturing facilities and equipment and overhead.
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
For most of its performance obligations, the Company has established stand-alone selling price as a range rather than a single value, such range being plus or minus 15% of the weighted average of observable prices. If the contractually stated prices of all the performance obligations in a contract fall within their respective stand-alone selling price ranges, the Company will allocate the transaction price at the contractually stated amounts. In situations where the contractually stated price for one or more performance obligations in a contract fall(s) outside of their respective stand-alone selling price range, the Company will use the mid-point of the respective stand-alone selling price range for performance obligations in the contract priced outside of their respective stand-alone selling price range(s) and the contract values for performance obligations priced within their respective stand-alone selling price range(s), to allocate the transaction price on a relative stand- alone selling price basis.
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
Service revenues
Service revenues primarily consist of joint development agreements, service and warranty, training and installation services, platform support and feasibility studies on the Company’s advanced automation systems and workflows. The Company’s services are provided primarily on a fixed fee basis; from time to time these fixed fee contracts may be invoiced at the outset of the arrangements. The Company recognizes revenue from the sale of extended warranty and enhanced service warranty arrangements over the respective period, while revenue on feasibility studies is recognized over time, using an input measure of progress based on costs incurred to date relative to total expected costs. Revenue on platform support is recognized as the services are performed. Service contracts are typically short-term in nature. Payment terms are generally thirty to ninety days from the date of invoicing.
Joint development agreements are agreements whereby the Company provides services for the development of customized advanced automation systems and workflows to meet a specific customer’s needs. Such contracts can be executed on a time-and-material basis as well as include defined milestones associated with these development activities over extended periods of time, some in excess of twenty-four months. Typically, there are formal customer acceptance clauses as each milestone is completed, and an approval to proceed with the next milestone is generally required. The Company recognizes revenue over time, using an input measure of progress based on costs incurred to date relative to total expected costs. Payment terms are generally thirty to ninety days from the achievement of each milestone.
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
Contract assets and contract liabilities

Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. The Company’s contract asset balances of $2.7 million and $5.2 million as of December 31, 2020 and 2019, respectively, are primarily from its sales-type lease arrangements as well as its development and feasibility study agreements. The Company does not have impairment losses associated with contracts with customers for the years ended December 31, 2020 and 2019.
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
Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on the consolidated balance sheet based on the timing of when the Company expects to complete the related performance obligations and invoice the customers. Contract liabilities are classified as current or long-term on the consolidated balance sheet based on the timing when the revenue recognition associated with the related customer payments and invoicing is expected to occur.
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
The origination costs that are related to long-term development agreements are not material as of December 31, 2020 and 2019.
Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Expenditures for major additions and improvements to property and equipment are capitalized and maintenance and repairs are charged to expense as incurred. Assets not yet placed in use are not depreciated.
The estimated useful lives of Company’s property and equipment are as follows:

Equipment, tooling and molds	5—7 years
Computer equipment and software	3—7 years
Furniture, fixtures and other	3—7 years
Leasehold Improvements	Shorter of lease term or estimated useful life
Other assets
Other current assets and other assets consist primarily of prepaid rent, prepaid insurance and advance payments made to certain vendors for future delivery of goods or services and software implementation costs for cloud-based hosting arrangements that are a service contract.
The Company expenses all cloud-based hosting arrangement related costs (internal and external) that were incurred in the planning and post-implementation operation stages of such implementations and capitalizes costs related to the application development stage of such projects. Such projects primarily include the implementation of a new customer relationship management system (“CRM system) and a new enterprise resource planning system (“ERP system”). The capitalized costs are generally amortized on a straight-line basis over the estimated useful life of five years starting on the date that the projects are placed into production and are ready for their intended use. During the year ended December 31, 2020, the Company adjusted the estimated useful life of its CRM system from 60 months to 40 months and accelerated depreciation on a prospective basis. As of December 31, 2020 approximately $0.3 million and $0.6 million were classified in prepaid expenses and other current assets and other assets, respectively. As of December 31, 2019 approximately $0.2 million and $0.9 million were classified in prepaid expenses and other current assets and other assets, respectively.
Research and development costs
Research and development costs primarily consist of salaries, benefits, incentive compensation, stock-based compensation, laboratory supplies, materials expenses and allocated facilities costs for employees and contractors engaged in development arrangements, research, regulatory affairs, and product development. The Company expenses all research and development costs in the periods in which they are incurred.
Advertising expenses
The cost of advertising, marketing and media is expensed as incurred. For the years ended December 31, 2020, 2019 and 2018, advertising expenses totaled $1.4 million, $1.0 million and $0.5 million, respectively.

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
The Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy for interest and penalties related to uncertain tax positions is to recognize interest and penalties, if any, as a component of the provision for income taxes in the condensed consolidated statements of operations and to include accrued interest and penalties within the related tax liability line in the condensed consolidated balance sheets. For all periods presented, the Company has provided a valuation reserve equal to 100% of its deferred tax assets as the Company is not in a position to determine if its operating plans will be successful and result in taxable income to absorb any loss carryforwards.
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
Long-lived assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
During the years ended December 31, 2020, 2019 and 2018, the Company recorded asset impairments totaling $0.1 million, $0.8 million and $0.7 million, respectively, on certain equipment (see Note 7 of these consolidated financial statements).
Fair value measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels (see Note 6 to these consolidated financial statements):
•Level 1 Inputs: Unadjusted quoted prices in active markets accessible to the reporting entity at the measurement date for identical assets or liabilities.
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
Product warranties
The Company provides a 13-month assurance-type warranty on its platforms and chip consumables. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor, and overhead costs. While management believes that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in the Company’s products could result in actual expenses that are below those currently estimated.
Foreign currency translation and transactions
The Company has determined that the functional and reporting currency for its operations in the United Kingdom and China is the U.S. Dollar. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other income (expense), net.
Leases
Prior to 2019, the Company recognized rent expense associated with its operating lease agreements on a straight-line basis over the terms of the leases. Incentives granted under its facility leases, including rent holidays, were capitalized and recognized as adjustments to rent expense on a straight-line basis over the terms of the leases.

Effective January 1, 2019, the Company early adopted ASU No. 2016-02, Leases (Topic 842), using the optional transition method and applied the standard only to leases that existed at that date.
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
The Company also acts as a lessor to provide equipment financing through sales-type lease arrangements with certain qualified customers. Revenue from sales-type leases is presented on a gross basis when the company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business. Amounts due and receivable under these arrangements are recorded at the outset of the arrangement as a contract asset in prepaid expenses and other current assets and other assets until such time that invoices are issued in accordance with the terms of the lease, at which point they are recorded as trade accounts receivable in the consolidated balance sheets.
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
Recently issued and adopted accounting standards
In June 2016, the FASB issued ASU No. 2016-13, Credit losses (Topic 326), which sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The standard is effective for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-13 effective January 1, 2020; such adoption did not have a material impact on its consolidated financial statements.
Recently issued but not yet adopted accounting standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to intra-period tax allocations and deferred tax accounting on outside basis differences in foreign subsidiaries and equity method investments. Additionally, it provides other simplifying measures for the accounting for income taxes. ASU 2019-12 is effective for the Company in the first quarter of 2021 and early adoption is permitted. While the Company is continuing to assess the potential impacts of ASU 2019-12, it does not expect ASU 2019-12 to have a material effect, if any, on its financial statements.
(3)Significant risks and uncertainties including business and credit concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company’s cash equivalents are held by large, credit worthy financial institutions. The Company invests its excess cash in money market funds. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these banks may exceed the amounts of insurance provided on such deposits. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. At each of December 31, 2020 and 2019, the Company had not recorded any material allowance for doubtful accounts.
Most of the Company’s customers are located in the United States. For the year ended December 31, 2020, one customer accounted for 12% of revenue. For the year ended December 31, 2019, no customer accounted for more than 10% of revenue. For the year ended December 31, 2018, one customer accounted for 12% of revenue. Three customers accounted for 42%, 21% and 15%, respectively, of accounts receivable at December 31, 2020. Four customers comprised 20%, 19%, 18% and 12%, respectively, of accounts receivable at December 31, 2019.
(4)Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by type of customer or sales channel, market segment as defined by nature of workflows and activities of the end customer and timing of revenue recognition (in thousands):

		Year ended December 31,
	2020	2019	2018
Type of Sales Channel
Direct sales channel	$58,233	$53,014	$30,182
Distributor channel	6,070	3,679	1,117
Net revenues	$64,303	$56,693	$31,299

Market Segment
Antibody Therapeutics	$51,782	$49,428	$30,277
Cell Therapy	4,472	2,550	1,012
Synthetic Biology	8,049	4,715	10
Net revenues	$64,303	$56,693	$31,299

Timing of Revenue Recognition
Goods and services transferred at a point in time	$50,583	$43,359	$22,831
Goods and services transferred over time	13,720	13,334	8,468
Net revenues	$64,303	$56,693	$31,299
Revenues by geographical markets are presented in Note 18 to these consolidated financial statements.
Performance obligations
A significant number of the Company’s product and service sales, as well as its feasibility study arrangements, are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14 exempting the

Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

As of December 31, 2020, the aggregate amount of remaining performance obligations that are unsatisfied or partially unsatisfied related to customer contracts was $6.3 million which includes deferred revenue on the Company’s consolidated balance sheets, of which approximately 32% is expected to be recognized to revenue in the next 12 months, with the remainder afterwards.
Contract balances
The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	December 31,
	2020	2019
Trade accounts receivable	$12,939	$9,334
Contract assets, which are included in ‘Prepaid expenses and other current assets’	1,310	5,234
Contract assets, long-term, which are included in ‘Other assets’	1,375	—
Deferred revenue (current)	5,482	9,686
Deferred revenue (non-current)	1,709	1,461
The contract liabilities of $7.2 million and $11.1 million as of December 31, 2020 and December 31, 2019, respectively, consisted of deferred revenue related to extended warranty service agreements and advanced billings on joint development arrangements. Revenue recorded during the year ended December 31, 2020 included $9.6 million of previously deferred revenue that was included in contract liabilities as of December 31, 2019.
Sales-type lease arrangements
The Company enters into sales-type lease arrangements with certain qualified customers. Revenue related to lease elements from sales-type leases is presented as product revenue and was $1.7 million and $1.9 million for the year ended December 31, 2020 and 2019, respectively. The Company recorded no sales-type lease arrangement revenue in the year ended December 31, 2018.
The following table presents the future maturity of the Company’s fixed-term customer leases and reconciles the undiscounted cash flows to the amounts due from customers under such arrangements as of December 31, 2020 (in thousands):

Year ending December 31,	Sales-Type Leases
2021	$1,182
2022	$813
2023	$445
2024 and thereafter	$853
Total undiscounted cash flows	$3,293
Less: unearned income	$(609)
Total amounts due from customers, gross	$2,684
(5)Balance sheet accounts
Inventory
The following table shows the components of inventory (in thousands):

	December 31,
	2020	2019
Raw materials	$6,675	$3,392
Finished goods	4,372	3,789
Total	$11,047	$7,181

Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	December 31,
	2020	2019
Contract asset	$1,310	$5,234
Vendor deposits	1,346	65
Deferred costs	292	554
Prepaid insurance	2,401	180
Other	2,826	1,766
Total	$8,175	$7,799
Accrued expenses and other current liabilities
The following table shows the components of accrued expenses and other current liabilities (in thousands):

	December 31,
	2020	2019
Accrued payroll and employee related expenses	$4,152	$2,134
Lease liability—short-term	1,909	2,067
Accrued product warranty	1,271	1,065
Accrued legal expenses	606	170
Other	463	793
Total	$8,401	$6,229
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
The Company classifies its cash equivalents, which are comprised primarily of money market funds, within Level 1, as it uses quoted market prices in the determination of fair value.
The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	December 31, 2020	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets
Cash and cash equivalents	$25,133	$25,133	$—	$—
Total	$25,133	$25,133	$—	$—

	December 31, 2019	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets
Cash and cash equivalents	$28,035	$28,035	$—	$—
Total	$28,035	$28,035	$—	$—

The carrying values and fair values of the Company’s financial instruments not measured at fair value were as follows (in thousands):

	December 31,
	2020		2019
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, including current maturities	$19,895	$19,949	$19,827	$21,392
The Company estimated fair value of its long-term debt using a market-based approach that considers an average cost of debt. The Company has incorporated its own credit risk for all liability fair value measurements. Such fair value measurements are considered Level 2 under the fair value hierarchy.
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.
(7)Property and equipment, net
Property and equipment, net comprised the following (in thousands):

	December 31,
	2020	2019
Equipment, tooling and molds	$21,118	$19,510
Computer software and equipment	2,153	1,905
Furniture, fixtures and other	1,739	1,599
Leasehold improvements	5,597	5,283
Construction in process	275	342
Total property and equipment	$30,882	$28,639
Less: accumulated depreciation	(16,338)	(12,167)
Property and equipment, net	$14,544	$16,472
Total depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $5.1 million, $4.8 million and $4.2 million, respectively.
During the years ended December 31, 2020, 2019 and 2018, the Company recorded losses for the impairment and disposal of certain assets totaling $0.1 million, $0.8 million and $0.7 million, respectively. These losses for the periods presented were primarily related to lab equipment and other supplies that were determined to be no longer usable.
(8)Leases
The Company leases office, manufacturing, distribution and laboratory facilities in Emeryville, California under multiple operating leases totaling approximately 77,844 square feet. In June 2020, the Company entered into an operating lease for 34,789 square feet of additional space in Emeryville, California, as well as amended its existing lease arrangements to vacate certain existing space and extended the terms of its remaining existing space in Emeryville. The lease for additional space commenced October 1, 2020 and all of the leases now expire on March 31, 2028.
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
Future payments associated with the Company’s operating lease liabilities as of December 31, 2020 are as follows (in thousands):

Operating leases
Undiscounted lease payments for the year ending December 31,
2021	$3,183
2022	3,258
2023	3,284
2024	3,338
2025	3,439
Thereafter	8,127
Total undiscounted lease payments	24,629
Less: implied interest	(5,404)
Less: tenant improvement allowances	(1,417)
Present value of operating lease payments	17,808
Less: current portion	(1,909)
Total long-term operating lease liabilities	$15,899
Rent expense for the years ended December 31, 2020, 2019 and 2018 was $2.6 million, $2.2 million and $2.0 million, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $1.6 million and $1.0 million for the year ended December 31, 2020 and 2019, respectively, including non-lease components such as common area maintenance fees.
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

Year ended December 31, 2020
Right-of-use assets obtained for new operating lease liabilities	$7,201
Cash paid for amounts included in the measurement of lease liabilities	$2,470
The following summarizes additional information related to operating leases:

Year ended December 31, 2020
Weighted-average remaining lease term (years)	7.12
Weighted average discount rate	7.02%
The Company also enters into leasing transactions in which the Company is the lessor that to date have been classified as sales-type leases. See Note 4 of these consolidated financial statements for the related lease disclosures.
(9)Notes payable
In May 2018, the Company entered into a Loan and Security Agreement with East West Bank (the “EWB Loan Agreement”) providing it the ability to borrow up to $20.0 million.
The EWB Loan Agreement has a term of 48 months and carries an interest only period through May 2021, such interest only period subject to extension based on certain cash and revenue metrics. In March 2020, the EWB Loan Agreement was amended to extend the interest only period by an additional twelve months through May 2021. There were no other changes to the loan agreement associated with this amendment. The note payable is collateralized by substantially all the assets of the Company, excluding intellectual property, which is subject to a negative pledge. The note carries interest at a fixed rate of 6.73% per annum.
The EWB Loan Agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The EWB Loan Agreement also contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. In addition, the EWB Loan Agreement contains covenants associated with cash holdings with East West Bank and ratios of cash to cash burn. As of December 31, 2020, the Company was in compliance with the terms and covenants of the EWB Loan Agreement.
The following is a schedule of payments due on notes payable as of December 31, 2020 (in thousands):

Amount
Year Ending December 31
2021	$12,832
2022	8,475
Total payments due	21,307
Less:
Interest payments, loan discounts and financing costs	(1,412)
Current portion, less loan discounts and financing costs	(11,594)
Notes payable, net of current portion	$8,301
Total interest cost incurred, excluding the loss on debt extinguishment, for the years ended December 31, 2020, 2019 and 2018 was $1.4 million, $1.4 million and $1.9 million, respectively.
(10)Stockholders’ equity
The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 of preferred stock.
Common stock
Common stock issued and outstanding was 64,486,246 and 3,073,067 shares as of December 31, 2020 and 2019, respectively. Holders of common stock are entitled to one vote per share, to receive dividends when and if declared and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights. Common stock is subordinate to the preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of the Company.
Convertible preferred stock
The Company had no convertible preferred stock outstanding as of December 31, 2020. The Company completed its initial public offering (“IPO”) in July of 2020. Immediately prior to the completion of the IPO 50,462,272 shares of convertible preferred stock then outstanding converted into an equivalent number of shares of common stock.
Convertible preferred stock at December 31, 2019 consisted of the following (in thousands, except share data):

Series	Shares authorized	Shares issued and outstanding	Proceeds, net of issuance costs	Aggregate liquidation amount
Series A	7,320,000	3,660,000	$179	$183
Series A-1	3,000,002	1,500,000	493	500
Series A-2	14,049,876	7,024,937	3,993	4,000
Series B	27,184,683	13,592,338	29,069	29,169
Series C	20,000,000	9,637,965	56,435	56,478
Series D	11,886,839	5,943,415	39,806	50,077
Series E	18,207,257	9,103,617	94,794	95,000
	101,648,657	50,462,272	$224,769	$235,407
Warrants to purchase convertible preferred stock
In connection with entering into the TP Loan Agreement, the Company issued to TriplePoint Capital LLC a warrant to purchase 136,519 shares of Series C convertible preferred stock at an exercise price set at the lower of: (i) $5.86 per share or (ii) the lowest price per share in the next round of equity financing. The term of the warrant is the greater of seven years from the issuance date or five years from the effective date of an initial public offering. If not exercised prior to or in connection with an initial public offering, upon the consummation of an initial public offering the warrant shall become exercisable to purchase 136,519 shares of the Company’s common stock.
The Company’s convertible preferred stock warrants were recorded to additional paid-in capital at fair value as of the date of issuance using the Black-Scholes valuation model. The fair value of the warrants at issuance was estimated at $0.3 million using the following assumptions: fair value of Series C convertible preferred stock shares on the issuance date of $5.86, risk-free interest rate of 1.45%, contractual term of 7 years, no anticipated dividends, and estimated volatility of 44.2%. The initial amount was accounted for as loan commitment fees and recorded as an asset upon issuance and amortized as interest expense over the term of the commitment, which expired on December 31, 2016.

In July 2020, TriplePoint Capital LLC cashless exercised all of the above warrants which resulted in the issuance of an aggregate of 123,192 shares of common stock.
(11)Stock compensation plan
2011 Equity Incentive Plan

As of December 31, 2020, the number of shares of common stock issuable under the 2011 Equity Incentive Plan, as amended (the “2011 Plan”), was 8,620,303 shares, including shares issuable upon the exercise of outstanding awards. Following the adoption of the 2020 Incentive Award Plan in July 2020, any awards outstanding under the 2011 Plan continue to be governed by their existing terms but no further awards may be granted under the 2011 Plan.
2020 Incentive Award Plan
In July 2020, the Company’s Board of Directors approved the 2020 Incentive Award Plan (the “2020 Plan”). Stock options can be granted with an exercise price less than, equal to or greater than the stock’s fair value at the date of grant. The exercise price of an incentive stock option and non-qualified stock option granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. Stock-option awards generally have 10-year terms, except for incentive stock option awards to 10% stockholders which have 5-year terms, and awards to employees generally vest and become fully exercisable after 4 years of service from the date of grant.
The initial number of shares authorized and available for issuance in connection with the grant of future awards is 6,750,000. As of December 31, 2020, the number of shares remaining for issuance under the 2020 Plan was 5,797,516, which includes awards granted and outstanding under the 2011 Plan that are forfeited or lapse unexercised after the effective date of the 2020 Plan.
Stock option activity
Stock option activity during the periods indicated is as follows (in thousands except share and per share data):

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2019	9,308,036	$4.44	7.89	$42,489
Options granted	2,403,270	$26.12
Options exercised	(1,512,716)	$2.37
Options cancelled	(459,256)	$8.10
Balance at December 31, 2020	9,739,334	$9.94	7.65	$774,029
Unvested and expected to vest at December 31, 2020	4,931,265	$15.59	8.71	$364,036
Exercisable at December 31, 2020	4,808,069	$4.14	6.56	$409,993
Amounts in the table above are inclusive of performance-based stock options as well as early exercised options, as discussed in more detail below.
The Company currently uses authorized and unissued shares to satisfy share award exercises.
During the years ended December 31, 2020, 2019 and 2018, the Company granted 2,403,270, 4,264,036 and 1,086,065 stock options, respectively, with a weighted-average grant date fair value of $12.09 per share, $3.24 per share and $1.86 per share, respectively. The aggregate intrinsic value of options exercised was $58.3 million, $2.0 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.
Stock-based compensation expense
Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows (in thousands):

		Year ended December 31,
	2020	2019	2018
Cost of sales	$290	$—	$—
Research and development	5,201	1,672	1,040
General and administrative	3,377	1,763	678
Sales and marketing	2,049	325	268
Total stock-based compensation	$10,917	$3,760	$1,986
Stock-based compensation for the year ended December 31, 2020 includes $2.4 million of expense related to the modification of certain stock options related to the retirement of one of the Company’s non-executive employee, which was recognized at the time of the modification.
At December 31, 2020 there was $29.4 million of total unrecognized compensation cost related to unvested stock options granted under the Plan, which is expected to be recognized over a weighted average period of 3.05 years.

There was no capitalized stock-based compensation during the years ended December 31, 2020 or 2019 as such costs subject to capitalization were immaterial.
Stock-based compensation associated with awards to employees
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate. The fair value of employee stock options was estimated using the following weighted-average valuation assumptions was as follows:

		Year ended December 31,
	2020	2019	2018
Expected dividend yield	—%	—%	—%
Expected volatility	47.3%	44.5%	43.1%
Expected term (years)	6.00	6.02	6.04
Risk-free interest rate	0.63%	2.20%	2.65%
Fair Value of Common Stock.   Prior to the Company’s IPO in July 2020, the fair value of the shares of common stock underlying the stock options has historically been determined by the Board of Directors. Because there has been no public market for the Company’s common stock , the Board of Directors has determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, amongst other factors. In determining the fair value of the common stock, the methodologies used to estimate the enterprise value were performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The fair value of the underlying common stock was determined by the Board of Directors, after consideration of a third-party valuation report. After the Company’s IPO in July 2020, the fair value of common stock is determined using the closing price of the Company’s common stock on the Nasdaq Global Select Market.
Expected Volatility.   Prior to the Company’s IPO in July 2020, the expected volatility used was based on volatility of a group of similar entities, referred to as “guideline” companies. Subsequent to the IPO, the Company continued to estimate its volatility based on the volatility of a group of similar entities, referred to as its "peer group". In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.
Expected Term.    The Company derived the expected term using the “simplified” method (the expected term is determined as the average of the time-to-vesting and the contractual life of the options), as the Company had limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior.
Risk-Free Interest Rate.    The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
Dividend Yield.    The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
Performance stock options
During the year ended December 31, 2019, the Company granted 1,000,000 performance stock options to the Company’s Chief Executive Officer, which are accounted for as equity awards. The number of units that ultimately vest depends on achieving certain performance criteria and can range from 0% to 100% of the number of units granted. The performance criteria relate to nine objectives specific to the role of the executive and were established and approved by the Board of Directors. Each of the performance-based stock options represents the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. As of December 31, 2020 vesting conditions for 83,333 shares were satisfied and will start vesting over a period of 24 months. Compensation expense related to these grants is based on the grant date fair value of the award and recorded from the period that achievement is determined to be probable through the stated service period associated with the award. As of December 31, 2020, the Company considered two of the nine objectives probable of achievement and began recognizing expense for that portion of the award over the remaining service period, while two of the nine objectives were not achieved by the required performance criteria date, resulting in the cancellation of 250,000 performance stock options.
Early exercise of options
Stock options granted under the Plan provide for certain employee and director option holders the right to exercise unvested options in exchange for restricted shares of common stock which are subject to repurchase by the Company at the original issuance price in the event the optionee’s employment is terminated either voluntarily or involuntarily prior to the applicable vesting date. The consideration received for the early exercised options is recorded as a liability on the consolidated balance sheets and reclassified to stockholders’ deficit as the shares vest. There were no shares subject to repurchase as of December 31, 2020. As of December 31, 2019, the total repurchase liability related to the unvested early exercised options was $0.3 million, which is included in other current and noncurrent liabilities on the consolidated balance sheets.

A summary of these restricted shares issued under the Plan is as follows:

	Shares	Weighted average grant-date fair value
Outstanding and unvested as of December 31, 2019	36,875	$3.94
Issued	—	—
Vested	(36,875)	3.94
Forfeited or repurchased	—	—
Outstanding and unvested as of December 31, 2020	—	$—
Stock-based compensation associated with awards to non-employees
Since its inception, from time to time the Company has issued stock-based awards to non-employees, primarily in the form of stock options. Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. During the years ended December 31, 2020, 2019 and 2018, the Company granted a total of 657,500, 102,500 and 62,500 stock-based awards, respectively, to certain non-employees that generally vest over periods ranging from 1 to 3 years.
Stock-based awards granted during the year ended December 31, 2020 include a grant of 250,000 performance stock options to a non-employee, which are accounted for as equity awards. The number of units that ultimately vest depends on achieving certain performance criteria and can range from 0% to 100% of the number of units granted. The performance criteria relate to seven objectives specific to the role of the non-employee and were established and approved by the Compensation Committee. Each of the performance stock options represents the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. As of December 31, 2020 vesting conditions for 75,000 shares were satisfied. Compensation expense related to these grants is based on the weighted average grant date fair value of the award, which was $10.14 per share, and is recorded from the period that achievement is determined to be probable through the stated service period associated with the award. As of December 31, 2020, the Company considered four of the seven objectives probable of achievement and began recognizing expense for that portion of the award over the remaining service period.
Stock-based compensation expense related to non-employee awards was $2.0 million, $0.7 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The fair value of non-employee stock options was estimated using the following weighted-average valuation assumptions was as follows:

		Year ended December 31,
	2020	2019	2018
Expected dividend yield	—%	—%	—%
Expected volatility	50.2%	44.2%	45.9%
Expected term (years)	5.67	5.44	9.56
Risk-free interest rate	0.37%	2.20%	2.74%
These assumptions are determined in a manner consistent with those of the option awards granted to employees other than the expected term, which is based on the contractual term of the award.
Employee Stock Purchase Plan
In July 2020, the Company’s Board of Directors approved the 2020 Employee Stock Purchase Plan (the “ESPP”). A total of 612,150 shares of common stock was initially reserved for issuance under the ESPP. The initial offering period for the ESPP runs from July 17, 2020 through March 6, 2021. Total stock-based compensation recorded for the ESPP was $0.7 million for the year ended December 31, 2020.
For the year ended December 31, 2020, the fair value of the ESPP was estimated using the following assumptions:

Year ended December 31,
2020
Expected dividend yield	—%
Expected volatility	76.8%
Expected term (years)	0.58
Risk-free interest rate	0.13%

(12)Income taxes
On March 27, 2020 and December 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Consolidated Appropriation Act (CAA), respectively, as a result of the Coronavirus pandemic, which contain among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has evaluated the current legislation and at this time, does not anticipate the CARES Act or the CCA to have a material impact on its financial statements.
Income taxes
For the years ended December 31, 2020, 2019 and 2018, income from continuing operations before taxes consisted of amounts related to U.S. operations and the Company’s foreign operations. Income tax expense attributable to income from continuing operations consists of (in thousands):

	Year ended December 31,
	2020	2019	2018
Current provision:
Federal	$—	$—	$—
State	70	24	57
Foreign	104	45	12
Total current provision	174	69	69
Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Total provision	$174	69	69
Tax rate reconciliation
Income tax expense attributable to income from continuing operations was $0.2 million for the year ended December 31, 2020 and $0.1 million for the years ended December 31, 2019 and 2018 , respectively, and differed from the amounts computed by applying the U.S. federal statutory income tax rate to loss from continuing operations as a result of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Tax benefit at federal statutory rate	$(8,696)	$(3,829)	$(4,866)
State income taxes	(1,012)	(341)	(571)
Foreign rate differential	84	21	(2)
Research and development credits	(2,740)	(2,312)	(1,900)
Change in unrecognized tax benefits	1,028	867	712
Non-deductible stock-based compensation	(5,184)	320	211
Non-deductible permanent expenses	87	20	173
Other	306	(127)	89
Change in valuation allowance	16,301	5,450	6,223
Provision for income taxes	$174	$69	$69

Significant components of deferred taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$50,435	$38,361
Income tax credit carryforwards	8,333	6,620
Accruals and reserves	936	1,369
Deferred revenue	1,629	2,582
Operating lease liability	3,989	2,050
Stock-based compensation	1,352	788
Inventory	18	—
Total gross deferred tax assets	66,692	51,770
Less valuation allowance	(61,808)	(45,507)
Net deferred tax assets	4,884	6,263

Deferred tax liabilities:
Contract assets	(608)	(1,213)
Receivables and deferred costs	(202)	(2,540)
Operating lease right-of-use asset	(3,746)	(1,803)
Prepaid assets	—	(337)
Depreciation expense	(328)	(370)
Total gross deferred tax liabilities	(4,884)	(6,263)
Net deferred tax assets	$—	$—
As of December 31, 2020, the Company had federal, California and other state net operating loss carryforwards of $196.1 million, $78.6 million and $56.4 million, respectively. The federal net operating losses incurred before January 1, 2018 and California net operating losses will begin to expire in 2031. The federal net operating losses incurred in 2018 and beyond do not expire. The net operating losses in the other states will begin to expire in 2035. As of December 31, 2020, the Company had credit carryforwards of approximately $8.1 million and $7.1 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal research and development credit carryforwards expire beginning 2031, and California state credits can be carried forward indefinitely.
Management believes that, based on a number of factors, which includes the Company’s historical operating performance and accumulated deficit, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded against the Company’s deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such assessment is required on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
The valuation allowance for deferred tax assets consisted of the following activity for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Balance, beginning of year	$45,507	$40,274
Additions to valuation allowance	16,301	5,233
Balance, end of year	$61,808	$45,507
The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Utilization of net operating losses and tax credit carryforwards may be limited by ownership change rules, as defined in Section 382 of the Internal Revenue Code (“Section 382”). Similar rules may apply under state tax laws. Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company has assessed the application of Section 382 during the years ended December 31, 2018 and

December 31, 2020, and concluded no limitation currently applies. The Company will continue to monitor activities in the future, and in the event the Company has subsequent changes in ownership, net operating losses and research and development credit carry-overs, which are reserved by the full deferred tax asset valuation allowance, could be limited and may expire unutilized.
During the years ended December 31, 2020 and 2019, the amount of gross unrecognized tax benefits increased by $1.1 million and $1.0 million, respectively. If the total amount of unrecognized tax benefits was recognized, it would not have an impact to the effective tax rate as it would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year ended December 31,
	2020	2019
Balance, beginning of year	$4,836	$3,875
Increase related to current year tax positions	1,136	961
Balance, end of year	$5,972	$4,836
The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.
The Company files federal and state income tax returns. To date, the Company has not been subject to any federal or state income tax audits. As of December 31, 2020, all tax years remain open to examination.
(13)Statements of cash flows
The supplemental cash flow information consists of the following (in thousands):

	Year ended December 31,
	2020	2019
Cash paid for interest	$1,368	$1,361
Cash paid for income taxes	$108	$109
Non cash investing and financing activities
Change in accounts payable and accrued liabilities related to purchases of property and equipment	$(118)	$43
Release of repurchase rights on early exercised options	$328	$88
(14)Commitments and contingencies
Licensing agreements
In October of 2011, we entered into a license agreement, which was subsequently amended in March 2016 (the “UC Agreement”), with The Regents of the University of California (the “UC Regents”), pursuant to which UC Regents granted us an exclusive, sublicensable, worldwide license under certain patent rights owned by UC Regents related certain of our products. We paid UC Regents upfront payments totaling $15,000 in connection with executing the UC Agreement. In addition, we issued 250,992 shares of common stock to certain persons associated with UC Regents in July 2013.
We pay UC Regents a sub-single digit percentage royalty on our net sales of certain products covered by the licensed patents, subject to an annual minimum royalty payment of $10,000. The UC Agreement will continue until the expiration of the last to expire patent or last to be abandoned patent application that is licensed to us, unless terminated earlier in accordance with the terms of the UC Agreement.
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

10,775,376, 10,775,377, and 10,775,378 (“AbCellera III”). AbCellera and The University of British Columbia are seeking, among other things, judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In addition to procedural motions, the Company has filed an answer and counterclaims in response to each of the AbCellera I, AbCellera II and AbCellera III lawsuits. The Company’s counterclaims in each lawsuit include counts for declaratory judgment of non-infringement of the asserted patents, for declaratory judgment of invalidity of the asserted patents and for declaratory judgment of unenforceability of the asserted patents due to inequitable conduct. The Company filed a motion to transfer the AbCellera I, AbCellera II and AbCellera III lawsuits to the United States District Court for the Northern District of California, which was granted and where the lawsuits are now pending.
In August 2020, the Company filed a complaint in the United States District Court for the Northern District of California against AbCellera and Lineage BioSciences, Inc., an entity previously acquired by AbCellera. The complaint includes two counts of unfair competition and one count of a declaratory judgment of non-infringement of U.S. Patent No. 10,058,839. The Company is seeking, among other things, damages and a judgment of non-infringement. In October 2020, the Company filed an amended complaint asserting the same three counts and AbCellera and Lineage filed a motion to dismiss the amended complaint. This lawsuit remains pending.
The Company believes that the patent assertions by AbCellera and The University of British Columbia are without merit and intends to defend itself vigorously. The Company also intends to proceed with its claims and counterclaims against AbCellera, Lineage and The University of British Columbia. Outcomes in litigation can be uncertain and it is possible a court may disagree with the Company’s positions. An adverse determination in these lawsuits could subject the Company to significant liabilities, require it to seek licenses from or pay royalties to AbCellera and/or The University of British Columbia, or prevent it from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
No provision has been made for litigation because the Company believes that it is not probable that a liability had been incurred as of December 31, 2020.
The Company is not currently involved in any other claims or legal actions, nor is management aware of any potential claims or legal actions, for which the ultimate disposition could have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
Purchase commitments
The Company has entered into various purchase agreements, including inventory-related agreements with its contract manufacturers. Once these orders are placed, they are generally cancelable by providing notice prior to the expected ship date, however such cancellations could result in the Company incurring certain charges depending on the timing. The Company had non-cancellable purchase obligations to contract manufacturers and other suppliers of $25.4 million at December 31, 2020.
Product warranty
The table below represents the activity in the product warranty accrual included in accrued expenses and other current liabilities on the consolidated balance sheets (in thousands):

		December 31,
	2020	2019	2018
Balance, beginning of period	$1,065	$601	$295
Adjustments to existing warranties	(490)	(159)	(2)
Provision for new warranties	1,440	1,430	704
Settlement of pre-existing warranties	(744)	(807)	(396)
Balance, end of period	$1,271	$1,065	$601

(15)Net loss attributable to common stockholders per share
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.
The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

		Year ended December 31,
	2020	2019	2018
Numerator
Net loss	$(41,584)	$(18,302)	$(23,337)
Cumulative undeclared dividends on Series D convertible preferred stock	(1,735)	(3,198)	(3,198)
Net loss attributable to common stockholders, basic and diluted	$(43,319)	$(21,500)	$(26,535)

Denominator
Weighted-average shares used to compute net income per share, basic and diluted	31,192,752	2,883,950	2,605,124
Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(1.39)	$(7.46)	$(10.19)
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

		Year ended December 31,
	2020	2019	2018
Convertible preferred stock (on an if-converted basis)	—	50,462,272	50,462,272
Options to purchase common stock	9,739,334	9,308,036	6,383,104
Restricted shares of common stock related to early exercise of options	—	36,875	—
Warrants to purchase Series C convertible preferred stock	—	136,519	136,519
Total	9,739,334	59,943,702	56,981,895
(16)Equity method investment in joint venture
In 2017, Berkeley Lights entered into agreements with MDACC to form a joint venture, Optera, the purpose of which is, in part, to develop and standardize workflows and protocols to enable healthcare providers to implement proof of concept and/or clinical study protocols and cell processing to select and manipulate immune cells using the Company’s technology. Both Berkeley Lights and MDACC received 50% ownership of Optera in consideration for legal fees incurred to set up the new company.
In each of the years ended December 31, 2019 and 2018, the Company entered into a note receivable of $1.0 million, for a total of $2.0 million (see Note 17 to these consolidated financial statements).
The Company accounted for its investment and financial interests in Optera using the equity method of accounting and included the Company’s proportionate share of the net loss in its consolidated net loss in the statement of operations and comprehensive loss. The total equity losses recorded under this arrangement were $0.8 million during both the years ended December 31, 2019 and 2018, respectively, which are recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss. These losses were recorded as a reserve against the note receivable balances as these amounts were considered part of the Company’s investment in Optera.
Summarized financial information for Optera consists of the following: (in thousands):

	Year ended December 31,
	2019	2018
Total assets	$18	$430
Total liabilities	18	1,269
Operating expenses	935	733
Net loss	843	734
In May 2019, the Optera Board of Directors determined that Optera would cease operations effective immediately and begin the process of dissolution and winding up of the operations. As a result, the Company impaired the carrying value of its notes receivable and related unpaid interest to reflect the amount expected to be received upon repayment, which was partially offset by the reversal of the Company’s share of equity losses that were recorded as a reserve against the notes receivable. The resulting charge of $0.2 million has been recorded in other income (expense), net on the consolidated statement of operations and comprehensive loss. The dissolution and unwinding of Optera was completed in March 2020.
(17)Convertible note receivable and embedded derivative
In 2018, the Company entered into a note agreement with Optera (the “Optera Note”, see Note 16 to these consolidated financial statements). The Optera Note, which had an original maturity date in April 2019 and carries interest at 4.0%, was amended in December 2018 to extend the maturity date to October 2019. These notes convert automatically into the equity securities issued in the next Optera equity financing round greater than $20.0 million at a 20% discount to the issuance price. Alternatively, upon change of control or IPO, at the option of the holder the notes will either a) become and due and payable in cash or b) convert into common shares. Total amounts issued under the Optera Note were $2.0 million through the year ended December 31, 2019. The balance of the notes receivable, which are reported as prepaid and other current assets in the consolidated balance sheets, was $10,000 at December 31, 2020 and 2019.
The discounted conversion rate in the Optera Note is considered a redemption feature that is an embedded derivative requiring bifurcation and separate accounting at its estimated fair value. The estimated fair value of the embedded derivative upon issuance in April 2018 was an asset of $0.2 million. The estimated fair value of this derivative instrument was recognized as a note discount and as an embedded derivative asset on the consolidated balance sheet upon issuance. The Company amortized the note discount into interest income using the effective interest method. Total amortization of the note discount was $60,000 for the year ended December 31, 2019 and $0.2 million for the year ended December 31, 2018.
The Company estimated the fair value of the embedded derivative based on the estimated cash flows associated with the note receivable. The inputs used to determine the estimated fair value of the embedded derivative instrument included the probability of an underlying event triggering the redemption event and its timing prior to the maturity date of the Optera Note. The fair value measurement was based upon significant inputs not observable in the market. These assumptions were inherently subjective and involve significant management judgement.
The embedded derivative required periodic re-measurements to fair value while the instrument was still outstanding. The change in the estimated value was recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss. The total amount recorded for the change in fair value of the embedded derivative was $0.1 million and $18,000 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company recorded an impairment in the amount of $0.2 million during the year ended December 31, 2019 for the full reduction in the fair value of the asset due to the resolution by the Optera Board of Directors to dissolve Optera (see Note 16 to these consolidated financial statements).
(18)Segments
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
The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped (in thousands):

	Year ended December 31,
	2020	2019	2018
North America	$32,544	$29,862	$20,466
Asia Pacific	19,383	14,454	3,704
Europe	12,376	12,377	7,129
	$64,303	$56,693	$31,299
North America includes the United States and related territories, as well as Canada. Asia Pacific also includes Australia.
As of December 31, 2020 and 2019, substantially all of the Company’s long-lived assets are located in the United States of America.

(19) Selected Quarterly Information (Unaudited)
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2020. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal 2020 Quarter Ended (Unaudited)
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$13,778	$10,569	$18,208	$21,748
Gross Profit	$9,979	$6,962	$12,808	$14,806
Net loss	$(8,425)	$(12,430)	$(8,601)	$(12,128)
Net loss per share, basic and diluted	$(3.02)	$(4.25)	$(0.16)	$(0.19)

	Fiscal 2019 Quarter Ended (Unaudited)
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$12,641	$11,763	$15,667	$16,622
Gross Profit	$9,845	$9,572	$11,670	$12,389
Net loss	$(4,205)	$(6,185)	$(4,448)	$(3,464)
Net loss per share, basic and diluted	$(1.84)	$(2.42)	$(1.78)	$(1.42)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is  recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 despite the fact that many of our associates are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize potential impacts on their design and operating effectiveness.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. A current copy of the code is posted on the Governance section of our investor relations website, which is located at www.investors.berkeleylights.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 11. Executive Compensation.
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements
The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.
(2)Financial Statement Schedules
Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto.
(3)List of Exhibits required by Item 601 of Regulation S-K

Exhibit number		Incorporated by reference			Filed here with
	Exhibit description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Berkeley Lights, Inc.	8-K	7/21/20	3.1
3.2	Amended and Restated Bylaws of Berkeley Lights, Inc.	8-K	7/21/20	3.2
4.1	Reference is made to exhibits 3.1 through 3.2
4.2	Form of Common Stock Certificate	S-1/A	07/13/20	4.2
4.3	Fifth Amended and Restated Investors’ Rights Agreement, dated March 28, 2018, by and among Berkeley Lights, Inc. and the investors listed therein.	S-1	06/26/20	4.3
4.4	Plain English Warrant Agreement, dated August 24, 2016, by and between Berkeley Lights, Inc. and TriplePoint Capital LLC.	S-1	06/26/20	4.4
4.5	Description of Berkeley Lights Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1(a)#	Berkeley Lights, Inc. 2011 Equity Incentive Plan, as amended.	S-1	06/26/20	10.1(a)
10.1(b)#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2011 Equity Incentive Plan.	S-1	06/26/20	10.1(b)
10.2(a)#	Berkeley Lights, Inc. 2020 Incentive Award Plan.	S-1/A	07/13/20	10.2(a)
10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	07/13/20	10.2(b)
10.2(c)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	07/13/20	10.2(c)
10.2(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	07/13/20	10.2(d)
10.3#	2020 Employee Stock Purchase Plan.	S-1/A	07/13/20	10.3
10.4#	Non-Employee Director Compensation Program.				X
10.5	Form of Indemnification Agreement for directors and officers.	S-1/A	07/13/20	10.5
10.6#	Form Executive Change in Control Severance Agreement	S-1/A	07/13/20	10.6
10.7#	Employment Agreement, by and between Berkeley Lights, Inc. and Eric Hobbs, Ph.D.	S-1/A	07/13/20	10.7
10.8(a)#	Employment Agreement, by and between Berkeley Lights, Inc. and Shaun Holt.	S-1/A	07/13/20	10.8
10.8(b)#	Separation Agreement, by and between Berkeley Lights, Inc. and Shaun Holt.				X
10.9#	Employment Agreement, by and between Berkeley Lights, Inc. and Keith Breinlinger, Ph.D.	S-1/A	07/13/20	10.9
10.10#	Employment Agreement, by and between Berkeley Lights, Inc. and Stuart Merkadeau.	S-1/A	07/13/20	10.10
10.11#§	Strategic/Scientific Advisor Consulting Agreement, dated as of April 1, 2017, by and between Berkeley Lights, Inc. and James Rothman, Ph.D., as amended.	S-1	06/26/20	10.10

10.12(a)	Lease, dated as of November 3, 2014, by and between Berkeley Lights, Inc. and Emery Station Joint Venture, LLC, as amended.	S-1/A	07/13/20	10.12(a)
10.12(b)	Lease, dated as of February 14, 2020, by and between Berkeley Lights, Inc. and Emery Station Office II, LLC.	S-1	06/26/20	10.11(b)
10.12(c)	Sublease dated as of March 21, 2019, by and between Berkeley Lights, Inc. and Exponential Interactive, Inc.	S-1	06/26/20	10.11(c)
10.12(d)	Lease, dated as of June 24, 2020, by and between Berkeley Lights, Inc. and Emery Station Office II, LLC.	S-1/A	07/13/20	10.12(d)
10.13§	Collaboration Agreement, dated as of September 13, 2019, by and between Berkeley Lights, Inc. and Ginkgo Bioworks, Inc.	S-1	06/26/20	10.12
10.14A§	Exclusive License, dated as of October 25, 2011, by and between Berkeley Lights, Inc. and The Regents of the University of California.	S-1	06/26/20	10.13A
10.14B§	Amendment to Exclusive License, dated as of March 14, 2016, by and between Berkeley Lights, Inc. and The Regents of the University of California.	S-1	06/26/20	10.13B
10.15A	Loan and Security Agreement, dated as of May 23, 2018, as amended, by and between Berkeley Lights, Inc. and East West Bank.	S-1	06/26/20	10.14A
10.15B	First Amendment to Loan and Security Agreement, dated as of April 18, 2019 by and between Berkeley Lights, Inc. and East West Bank.	S-1	06/26/20	10.14B
10.15C	Second Amendment to Loan and Security Agreement, dated as of March 17, 2020, by and between Berkeley Lights, Inc. and East West Bank.	S-1	06/26/20	10.14C
10.16A§	Terms and Conditions of Purchase, dated as of February 25, 2015, by and between Berkeley Lights, Inc. and Korvis, LLC.	S-1	06/26/20	10.15A
10.16B§	Amendment No. 1 to Terms and Conditions of Purchase, dated as of April 23, 2019, by and between Berkeley Lights, Inc. and Korvis, LLC.	S-1	06/26/20	10.15B
21.1	Subsidiaries of Berkeley Lights, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page to this Annual Report)				X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101				X
*    To be filed by amendment.

#     Indicates management contract or compensatory plan.

§     Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

Item 16. Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Berkeley Lights, Inc.

Date:	March 12, 2021	By:	/s/ Eric Hobbs Ph.D.
Eric Hobbs, Ph.D. Chief Executive Officer
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Eric Hobbs, Ph.D., Shaun Holt and Stuart Merkadeau, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Hobbs, Ph.D.	Chief Executive Officer	March 12, 2021
Eric Hobbs, Ph.D.	(Principal Executive Officer) and Director

/s/ Shaun Holt	Chief Financial Officer (Principal Financial Officer)	March 12, 2021
Shaun Holt

/s/ Matthew W. Rosinack	Senior Vice President and Chief Accounting Officer	March 12, 2021
Matthew W. Rosinack	(Principal Accounting Officer)

/s/ Sarah Boyce	Director	March 12, 2021
Sarah Boyce

/s/ Igor Khandros, Ph.D.	Director	March 12, 2021
Igor Khandros, Ph.D.

/s/ Gregory Lucier	Director	March 12, 2021
Gregory Lucier

/s/ Michael Marks	Director	March 12, 2021
Michael Marks

/s/ Michael Moritz	Director	March 12, 2021
Michael Moritz

/s/ Elizabeth Nelson	Director	March 12, 2021
Elizabeth Nelson

/s/ James Rothman, Ph.D.	Director	March 12, 2021
James Rothman, Ph.D.