Form 10-Q
period 2021-03-31
Berkeley Lights, Inc.
filed 2021-05-11
CIK 1689657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021, 66,724,383 shares of the registrant’s common stock, $0.00005 par value per share, were outstanding.

BERKELEY LIGHTS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Berkeley Lights, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
(In thousands, except share and per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$230,165	$233,408
Trade accounts receivable	16,432	12,939
Inventory	10,941	11,047
Prepaid expenses and other current assets	8,240	8,175
Total current assets	265,778	265,569
Restricted cash	270	270
Property and equipment, net	17,152	14,544
Operating lease right-of-use assets	16,223	16,718
Other assets	3,528	2,557
Total assets	$302,951	$299,658
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$6,934	$3,491
Accrued expenses and other current liabilities	8,153	8,401
Current portion of notes payable	16,592	11,594
Deferred revenue	7,929	5,482
Total current liabilities	39,608	28,968
Notes payable, net of current portion	3,320	8,301
Deferred revenue, net of current portion	2,301	1,709
Lease liability, long-term	15,356	15,899
Total liabilities	60,585	54,877
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.00005 par value. Authorized 10,000,000 shares at March 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00005 par value. Authorized 300,000,000 shares at March 31, 2021 and December 31, 2020; issued and outstanding 66,384,736 and 64,486,246 shares at March 31, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	449,681	436,662
Accumulated deficit	(207,319)	(191,884)
Total stockholders’ equity	242,366	244,781
Total liabilities and stockholders’ equity	$302,951	$299,658
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended March 31,
	2021	2020
(In thousands, except share and per share data)
Revenue:
Product revenue	$13,533	$10,683
Service revenue	5,095	3,095
Total revenue	18,628	13,778
Cost of sales:
Product cost of sales	3,703	2,620
Service cost of sales	2,474	1,179
Total cost of sales	6,177	3,799
Gross profit	12,451	9,979
Operating expenses:
Research and development	13,027	10,976
General and administrative	8,967	3,997
Sales and marketing	5,606	3,234
Total operating expenses	27,600	18,207
Loss from operations	(15,149)	(8,228)
Other income (expense):
Interest expense	(354)	(357)
Interest income	66	151
Other income (expense), net	19	25
Loss before income taxes	(15,418)	(8,409)
Provision for income taxes	17	16
Net loss and net comprehensive loss	$(15,435)	$(8,425)

Net loss attributable to common stockholders per share, basic and diluted	$(0.24)	$(3.02)
Weighted-average shares used in calculating net loss per share, basic and diluted	65,259,398	3,047,967

See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except per share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2020	—	$—	64,486,246	$3	$436,662	$(191,884)	$244,781
Shares issued in connection with:
Exercise of stock options	—	—	1,778,130	1	6,361	—	6,362
Vesting of restricted stock units	—	—	5,000	—	—	—	—
Employee stock purchase plan	—	—	115,360	—	2,157	—	2,157
Stock-based compensation	—	—	—	—	4,501	—	4,501
Net loss	—	—	—	—	—	(15,435)	(15,435)
Balances at March 31, 2021	—	$—	66,384,736	$4	$449,681	$(207,319)	$242,366

	Three Months Ended March 31, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except per share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2019	50,462,272	$224,769	3,073,067	$—	$9,314	$(150,300)	$83,783
Shares issued in connection with:
Exercise of stock options	—	—	8,580	—	21	—	21
Vesting of shares subject to repurchase from early exercised options	—	—	—	—	88	—	88
Stock-based compensation	—	—	—	—	1,213	—	1,213
Net loss	—	—	—	—	—	(8,425)	(8,425)
Balances at March 31, 2020	50,462,272	$224,769	3,081,647	$—	$10,636	$(158,725)	$76,680

See accompanying notes to these condensed consolidated financial statement

Berkeley Lights, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(15,435)	$(8,425)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,345	1,319
Stock-based compensation	4,494	1,179
Amortization of operating lease right-of-use assets	495	468
Non-cash interest and other (income) expense related to debt and note receivable agreements	18	17
Provision for excess and obsolete inventory	44	6
Loss on disposal and impairment of property and equipment	13	13
Changes in operating assets and liabilities:
Trade accounts receivable	(3,493)	(687)
Inventory	(2,744)	(3,469)
Prepaid expenses, other current assets and other assets	(1,036)	613
Trade accounts payable	2,690	1,160
Deferred revenue	3,039	(2,026)
Accrued expenses and other current liabilities	(429)	336
Operating lease liabilities	(361)	(492)
Net cash used in operating activities	(11,360)	(9,988)
Cash flows from investing activities:
Purchase of property and equipment	(402)	(760)
Net cash used in investing activities	(402)	(760)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	6,362	21
Proceeds from issuance of common stock under employee stock purchase plan	2,157	—
Net cash provided by financing activities	8,519	21
Net decrease in cash and cash equivalents and restricted cash	(3,243)	(10,727)
Cash and cash equivalents and restricted cash at beginning of period	233,678	81,303
Cash and cash equivalents and restricted cash at end of period	$230,435	$70,576

See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)The Company and Basis of Presentation
Description of Business
Berkeley Lights, Inc. (the “Company” or “Berkeley Lights”) is a leading Digital Cell Biology company focused on enabling and accelerating the rapid development and commercialization of biotherapeutics and other cell-based products. Berkeley Lights’ platform is a fully integrated, end-to-end solution, comprised of proprietary consumables, including our OptoSelect chips and reagent kits, advanced automation systems and advanced application and workflow software.
In 2017, Berkeley Lights incorporated BLI Europe International, Ltd. as a wholly-owned subsidiary in the United Kingdom to support Berkeley Lights’ planned expansion in Europe. In the third quarter of 2020, Berkeley Lights established a wholly owned foreign operating entity in China to further expand its operations. Berkeley Lights and its consolidated subsidiaries are hereinafter referred to as the “Company”. The Company’s headquarters are in Emeryville, California.
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
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and the accompanying notes. Despite the Company’s intentions to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed with the SEC on March 12, 2021.
Liquidity
The Company has experienced losses from its operations since its inception and has relied primarily on equity and debt financing to fund its operations to date. For the three months ended March 31, 2021, the Company had a consolidated net loss of $15.4 million and as of March 31, 2021 had an accumulated deficit of $207.3 million and unrestricted cash and cash equivalents of $230.2 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents balance as of March 31, 2021 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying consolidated financial statements.
Initial Public Offering

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
(2)Summary of Significant Accounting Policies
Significant accounting policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission and have not materially changed during the three months ended March 31, 2021.
Revenue Recognition
The Company derives revenue from two primary sources, primarily product and service revenues. Product revenues are comprised primarily of direct platform sales and product consumables revenues. Service revenues are comprised of revenue from joint development agreements, service and warranty, platform support and feasibility studies on the Company’s platforms. Revenues are recognized net of applicable taxes imposed on the related transaction.
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Product revenues
Product revenues are comprised of two major revenue streams, direct platform sales and consumables. Direct platform sales revenues are comprised of advanced automation systems (including fully-paid workflow licenses) as well as Culture Station instruments. Direct platform sales also include revenue from subscription arrangements in which customers are able to subscribe to a specific workflow and pay a quarterly fee over a fixed period of time which covers the annual workflow license, the advanced automation system, as well as warranty and service. Consumables revenues are comprised of OptoSelect chips required to run the system as well as reagent kits. The Company’s standard arrangement with its customers is generally a purchase order or an executed contract. Revenue on product sales is recognized when control has transferred to the customer which typically occurs when the product has been shipped to the customer, risk of loss has transferred to the customer and the Company has a present right to payment for the system, chip or kit, as applicable. In certain limited circumstances when a product sale includes client acceptance provisions, the Company will first assess such terms to determine if the control of the good is being transferred to the customer in accordance with the agreed-upon specifications in the contract. To the extent that such acceptance provisions can be objectively determined to be aligned with the standard specifications of the arrangement, are defined and easily evaluated for completion, as well as do not afford the customer any additional rights or create additional performance obligations for the Company, such provisions would be determined perfunctory and would not preclude revenue recognition presuming all other criteria are met. If such acceptance provisions are considered to be substantive, revenue is recognized either when client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the client acceptance provisions have been satisfied. Payment terms are generally thirty to ninety days from the date of invoicing.
On a limited basis, the Company also enters into fixed-term sales-type lease arrangements with certain qualified customers. Revenue from sales-type lease arrangements is generally recognized in a manner consistent with platform systems, assuming all other revenue recognition criteria have been met.

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
Joint development agreements are agreements whereby the Company provides services for the development of customized advanced automation systems, workflows or for customized workflows and consumables to meet a specific customer’s needs. Such contracts can be executed on a time-and-materials basis as well as include defined milestones associated with these development activities over extended periods of time, some in excess of twenty-four months. Typically, there are formal customer acceptance clauses as each milestone is completed, and an approval to proceed with the next milestone is generally required. The Company recognizes revenue over time, using an input measure of progress based on costs incurred to date relative to total expected costs. Payment terms are generally thirty to ninety days from the achievement of each milestone.
The Company places a constraint on a variable consideration estimate that focuses on possible future downward revenue adjustments (i.e., revenue reversals) if there is uncertainty that could prevent a faithful depiction of the consideration to which the Company expects to be entitled to. The constraint estimate is reassessed at each reporting date until the uncertainty is resolved.
Contract assets and contract liabilities
Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. The Company’s contract asset balances of $3.8 million and $2.7 million as of March 31, 2021 and December 31, 2020, respectively, are primarily from its sales-type lease arrangements as well as its development and feasibility study agreements. The Company does not have impairment losses associated with contracts with customers for the three months ended March 31, 2021 and 2020.
Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenues have not been recognized based on the Company’s revenue recognition criteria described above. Such amounts are reported as deferred revenue on the condensed consolidated balance sheets. Deferred revenue that is expected to be recognized during the following twelve months is recorded as a current liability and the remaining portion is recorded as non-current.
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The origination costs that are related to long-term development agreements are not material as of March 31, 2021 and 2020.
Stock-Based Compensation
The Company maintains an incentive compensation plan under which incentive stock options, nonqualified stock options and restricted stock units (“RSUs”) are granted primarily to employees and non-employee consultants. Stock-based compensation expense for stock-based awards is based on the grant date fair value. The Company determines the fair value of RSUs based on the closing value of its stock price listed on Nasdaq at the date of the grant.
The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option-pricing model. The fair value of stock option awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur. Stock option awards that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met. Compensation expense associated with performance awards that are determined to be probable of achievement is recognized over the requisite service period, provided the grantee remains an employee or consultant of the Company through each applicable vesting date. The Company records a cumulative adjustment to compensation expense for performance-based awards if there is a change in determination of whether it is probable that the performance condition will be achieved. If the performance goals are not achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed. The Company records forfeitures as they occur.
Product Warranties
The Company provides a 13-month assurance-type warranty on its platforms and chip consumables. Upon shipment, the Company establishes an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor, and overhead costs. While management believes that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in the Company’s products could result in actual expenses that are below those currently estimated.
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Recently Issued and Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to the accounting for income taxes. The Company adopted ASU 2019-12 effective January 1, 2021; such adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
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
The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. At each of March 31, 2021 and 2020, the Company had not recorded any material allowance for doubtful accounts.
Most of the Company’s customers are located in the United States and Asia Pacific. For the three months ended March 31, 2021, two customers accounted for 11% and 10% of revenue. For the three months ended March 31, 2020, six customers accounted for 17%, 14%, 13%, 13%, 12% and 12% of revenue.
As of March 31, 2021, five customers comprised 25%, 22%, 12%, 11% and 11% of accounts receivable. As of December 31, 2020, three customers accounted for 42%, 21% and 15% of accounts receivable.
(4)Revenue From Contracts With Customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by type of customer or sales channel, market segment as defined by nature of workflows and activities of the end customer and timing of revenue recognition (in thousands):

	Three months ended March 31,
	2021	2020
Type of Sales Channel
Direct sales channel	$10,439	$11,981
Distributor channel	8,189	1,797
Net revenues	$18,628	$13,778

Market
Antibody therapeutics	$15,114	$11,821
Synthetic biology	1,984	1,606
Gene therapy	1,225	—
Cell therapy	305	351
Net revenues	$18,628	$13,778

Timing of Revenue Recognition
Goods and services transferred at a point in time	$13,064	$10,688
Goods and services transferred over time	5,564	3,090
Net revenues	$18,628	$13,778
Revenues by market are determined by the revenue associated with workflows that the Company’s customers are utilizing, primarily on our Beacon platform, or by the nature of the workflows that the Company is developing under joint development and partnership agreements. Revenues by geographical markets are presented in Note 15 to these condensed consolidated financial statements.
Performance Obligations

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of March 31, 2021, the aggregate amount of remaining performance obligations that are unsatisfied or partially unsatisfied related to customer contracts was $6.4 million, which includes deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 37% is expected to be recognized to revenue in the next 12 months, with the remainder recognized afterwards.
Contract balances
The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	March 31, 2021	December 31, 2020
Trade accounts receivable	$16,432	$12,939
Contract assets, which are included in “Prepaid expenses and other current assets”	1,407	1,310
Contract assets, long-term, which are included in “Other assets”	2,403	1,375
Deferred revenue (current)	7,929	5,482
Deferred revenue (non-current)	2,301	1,709
The contract liabilities of $10.2 million and $7.2 million as of March 31, 2021 and December 31, 2020, respectively, consisted of deferred revenue related to extended warranty service agreements and advanced billings on advanced automation systems arrangements. Revenue recorded during the three months ended March 31, 2021 included $2.5 million of previously deferred revenue that was included in contract liabilities as of December 31, 2020.
Sales-type lease arrangements
The Company also enters into sales-type lease arrangements with certain qualified customers. Revenue related to lease elements from sales-type leases is presented as product revenue and was $1.7 million and none for the three months ended March 31, 2021 and 2020, respectively.
The following tables presents the future maturity of the Company’s fixed-term customer leases and reconciles the undiscounted cash flows from the amounts due from customers under such arrangements as of March 31, 2021 (in thousands):

Year ending December 31,	Sales-Type Leases
Remainder of 2021	$1,328
2022	2,098
2023	445
2024 and thereafter	853
Total undiscounted cash flows	$4,724
Less: unearned income	741
Total amounts due from customers, gross	$3,983
(5)Balance Sheet Accounts

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Inventory
The following table shows the components of inventory (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$6,184	$6,675
Finished goods	4,757	4,372
Total	$10,941	$11,047
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	March 31, 2021	December 31, 2020
Contract asset	$1,407	$1,310
Vendor deposits	1,363	1,346
Deferred costs	357	292
Prepaid insurance	1,427	2,401
Other	3,686	2,826
Total	$8,240	$8,175
Accrued expenses and other current liabilities
The following table shows the components of accrued expenses and other current liabilities (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and employee related expenses	$3,419	$4,152
Lease liability – short-term	2,090	1,909
Accrued product warranty	1,268	1,271
Accrued legal expenses	896	606
Other	480	463
Total	$8,153	$8,401
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$25,134	$25,134	$—	$—
Total	$25,134	$25,134	$—	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$25,133	$25,133	$—	$—
Total	$25,133	$25,133	$—	$—
The carrying values and fair values of the Company’s financial instruments not measured at fair value were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$19,912	$19,592	$19,895	$19,949
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7)Property and Equipment, net
Property and equipment, net comprised the following (in thousands):

	March 31, 2021	December 31, 2020
Equipment, tooling and molds	$24,295	$21,118
Computer software and equipment	2,301	2,153
Furniture, fixtures and other	1,751	1,739
Leasehold improvements	5,603	5,597
Construction in process	874	275
Total property and equipment	$34,824	$30,882
Less: Accumulated depreciation	(17,672)	(16,338)
Property and equipment, net	$17,152	$14,544
Total depreciation expense for the three months ended March 31, 2021 and 2020 was $1.3 million and $1.3 million, respectively.
During the three months ended March 31, 2021 and 2020, losses on the impairment and disposal of property and equipment was not material.
(8)Leases
The Company leases office, manufacturing, distribution and laboratory facilities in Emeryville, California under multiple operating leases totaling approximately 77,844 square feet. All of the leases expire on March 31, 2028.
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
Future payments associated with the Company’s operating lease liabilities as of March 31, 2021 is as follows (in thousands):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Operating leases
Undiscounted lease payments for the year ending December 31,
Remainder of 2021	$2,490
2022	3,258
2023	3,284
2024	3,338
2025	3,439
Thereafter	8,127
Total undiscounted lease payments	23,936
Less: implied interest	(5,073)
Less: tenant improvement allowances receivable	(1,417)
Present value of operating lease payments	17,446
Less: current portion	(2,090)
Total long-term operating lease liabilities	$15,356
Rent expense for the three months ended March 31, 2021 and 2020 was $0.8 million and $0.6 million, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.5 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, including non-lease components such as common area maintenance fees.
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

Three months ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$691
The following summarizes additional information related to operating leases:

March 31, 2021
Weighted-average remaining lease term (years)	6.93
Weighted-average discount rate	7.03%

The Company also enters into leasing transactions in which the Company is the lessor, which to date have been classified as sales-type leases. See Note 4 of these condensed consolidated financial statements for the related lease disclosures.
(9)Notes Payable
In May 2018, the Company entered into a Loan and Security Agreement with East West Bank (the “EWB Loan Agreement”) providing it the ability to borrow up to $20.0 million.
The EWB Loan Agreement has a term of 48 months and carries an interest only period through May 2021, such interest only period subject to extension based on certain cash and revenue metrics. In March 2020, the EWB Loan Agreement was amended to extend the interest only period by an additional twelve months through May 2021. There were no other changes to the loan agreement associated with this amendment. The note payable is

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
collateralized by substantially all the assets of the Company, excluding intellectual property, which is subject to a negative pledge. The note carries an interest at a fixed rate of 6.73% per annum.
The following is a schedule of payments due on notes payable as of March 31, 2021 (in thousands):

March 31, 2021
Year Ending December 31:
Remainder of 2021	$12,495
2022	8,475
Total payments due	20,970
Less:
Interest payments, loan discounts and financing costs	(1,058)
Current portion, less loan discounts and financing costs	(16,592)
Notes payable, net of current portion	$3,320
Total interest cost incurred for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.4 million, respectively.
(10)Stock Compensation Plans
2011 Equity Incentive Plan
As of March 31, 2021, the number of shares of common stock issuable under the 2011 Equity Incentive Plan, as amended (the “2011 Plan”), was 6,938,283 shares, including shares issuable upon the exercise of outstanding awards. Following the adoption of the 2020 Incentive Award Plan in July 2020, any awards outstanding under the 2011 Plan continue to be governed by their existing terms but no further awards may be granted under the 2011 Plan.
2020 Incentive Award Plan
In July 2020, the Company’s Board of Directors approved the 2020 Incentive Award Plan (the “2020 Plan”). The initial number of shares authorized and available for issuance in connection with the grant of future awards is 6,750,000. As of March 31, 2021, the number of shares remaining for issuance under the 2020 Plan was 7,577,297, which includes awards granted and outstanding under the 2011 Plan that have been forfeited or lapsed unexercised after the effective date of the 2020 Plan.
2020 Employee Stock Purchase Plan
In July 2020, the Company’s Board of Directors approved the 2020 Employee Stock Purchase Plan (the “ESPP”). A total of 612,150 shares of common stock was initially reserved for issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During the three months ended March 31, 2021, 115,360 shares of common stock were issued under the ESPP. As of March 31, 2021, there were 1,142,002 shares available for issuance in connection with the current and future offering periods under the ESPP.
Stock-based compensation
Stock-based compensation related to the Company's stock-based awards was recorded as an expense and allocated as follows (in thousands):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31,
	2021	2020
Cost of sales	$42	$6
Research and development	1,061	511
General and administrative	1,372	529
Sales and marketing	2,019	133
Total stock-based compensation	$4,494	$1,179
Stock-based compensation capitalized in inventory was not material as of March 31, 2021 and December 31, 2020.
(11)Income Taxes
The Company’s provision for income taxes was $17,000 and $16,000, respectively, for the three months ended March 31, 2021 and 2020. The Company maintains a full valuation allowance on its deferred tax assets, and intends to do so until there is sufficient evidence to support the reversal of all or some portion of these allowances.
(12)Statements of Cash Flows
The supplemental cash flow information consists of the following (in thousands):

	Three months ended March 31,
	2021	2020
Cash paid for interest	$337	$340

Non-cash investing and financing activities
Accrued issuance costs	$—	$207
Inventory transferred to property and equipment	$2,813	$—
Change in accounts payable and accrued liabilities related to purchases of property and equipment	$751	$(34)
Release of repurchase rights on early exercised options	$—	$88
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

In August 2020, AbCellera filed a second complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,718,768, 10,738,270, 10,746,737, and

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10,753,933 (“AbCellera II”). In September 2020, AbCellera filed amended complaints in each of AbCellera I and AbCellera II adding The University of British Columbia as a named plaintiff. Also in September 2020, AbCellera and The University of British Columbia filed a third complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,775,376, 10,775,377, and 10,775,378 (“AbCellera III”). AbCellera and The University of British Columbia are seeking, among other things, judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In addition to procedural motions, the Company has filed an answer and counterclaims in response to each of the AbCellera I, AbCellera II and AbCellera III lawsuits. The Company’s counterclaims in each lawsuit include counts for declaratory judgment of non-infringement of the asserted patents, for declaratory judgment of invalidity of the asserted patents and for declaratory judgment of unenforceability of the asserted patents due to inequitable conduct. The Company filed a motion to transfer the AbCellera I, AbCellera II and AbCellera III lawsuits to the United States District Court for the Northern District of California, which was granted and where the lawsuits have been consolidated and are now pending. On May 6, 2021, and pursuant to Court Order, AbCellera and The University of British Columbia reduced, without prejudice, the asserted patents in the case to the following: US Patent Nos. 10,087,408, 10,421,936, 10,738,270, 10,697,962, 10,753,933, 10,775,376 and 10,775,378.

In August 2020, the Company filed a complaint in the United States District Court for the Northern District of California against AbCellera and Lineage BioSciences, Inc., an entity previously acquired by AbCellera. The complaint includes two counts of unfair competition and one count of a declaratory judgment of non-infringement of U.S. Patent No. 10,058,839. The Company is seeking, among other things, damages and a judgment of non-infringement. In October 2020, the Company filed an amended complaint asserting the same three counts and AbCellera and Lineage filed a motion to dismiss the amended complaint, which was granted, without prejudice, in part. The unfair competition claims remain pending.

The Company believes that the patent assertions by AbCellera and The University of British Columbia are without merit and intends to defend itself vigorously. The Company also intends to proceed with its claims and counterclaims against AbCellera and The University of British Columbia. Outcomes in litigation can be uncertain and it is possible a court may disagree with the Company’s positions. An adverse determination in these lawsuits could subject the Company to significant liabilities, require it to seek licenses from or pay royalties to AbCellera and/or The University of British Columbia, or prevent it from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
No provision has been made for litigation because the Company believes that it is not probable that a liability had been incurred as of March 31, 2021.
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
Product Warranty
The table below represents the activity in the product warranty accrual included in accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31,
	2021	2020
Balance, beginning of period	$1,271	$1,065
Adjustments to existing warranties	(218)	(122)
Provision for new warranties	375	330
Settlement of pre-existing warranties	(160)	(80)
Balance, end of period	$1,268	$1,193
(14)Net Loss Attributable to Common Stockholders Per Share
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.
The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three months ended March 31,
	2021	2020
Numerator
Net loss attributable to common stockholders	$(15,435)	$(8,425)
Cumulative undeclared dividends on Series D convertible preferred stock	—	(797)
Net loss attributable to common stockholders, basic and diluted	$(15,435)	$(9,222)
Denominator
Weighted-average shares used to compute net income per share, basic and diluted	65,259,398	3,047,967
Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(3.02)
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

	Three months ended March 31,
	2021	2020
Convertible preferred stock (on an if-converted basis)	—	50,462,272
Options to purchase common stock	8,399,147	10,456,747
Restricted stock units	356,725	—
Restricted shares of common stock related to early exercise of options	—	27,032
Warrants to purchase Series C convertible preferred stock	—	136,519
Total	8,755,872	61,082,570
(15)Segments

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped (in thousands):

	Three months ended March 31,
	2021	2020
North America	$7,362	$8,481
Asia Pacific	8,431	4,860
Europe	2,835	437
	$18,628	$13,778
North America includes the United States and related territories. Asia Pacific also includes Australia.
As of March 31, 2021 and December 31, 2020, substantially all of the Company’s long-lived assets were located in the United States of America.

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
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 12, 2021. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC.
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
Our commercial workflows, each of which are distinct offerings, are made up of four modules we call Import, Culture, Assay and Export. These modules can be adapted, interchanged and deployed with a variety of single-cell assays to address specific applications and a variety of cell types. We believe this versatility facilitates rapid development of new workflow offerings and expansive workflow commercialization opportunities. We have developed and will continue to develop and commercialize proprietary workflows across large markets by leveraging existing workflows and assays. Over time, our goal is to enable customers to standardize many of their processes on our platform utilizing our workflows. We believe we are the only company commercializing a platform that can do this in a scalable way. From the initial launch of our platform in 2016 through March 31, 2021, we have commercially launched nine workflows.
Our customer base is comprised of companies from the pharmaceutical industry, biotechnology companies, government and academia institutions who leverage our platforms and workflows across established industry markets, including antibody therapeutics, cell therapy, gene therapy and synthetic biology. In the quarter ended March 31, 2021 we entered the gene therapy market upon execution of a development agreement with a new customer related to viral vector workflow development.
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
Since our inception in 2011, we have incurred net losses in each year. Our net losses were $15.4 million and $8.4 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $207.3 million and cash and cash equivalents totaling $230.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.
Certain of our financial results and other key operational developments for the three months ended March 31, 2021 include the following:
•Total revenue for the three months ended March 31, 2021 was $18.6 million compared to $13.8 million for the same period in 2020. The increase was primarily due to increased product revenue from platform and systems sales, including fixed-term sales-type lease arrangements and subscription arrangements, resulting from our continued growth in customer base in the Antibody Therapeutics market, as well sales of our consumables driven by our increased installation base. We also saw an increase in service revenue from joint development and partnership agreements driven by the execution of an agreement in the first quarter of 2021 with a new customer related to viral vector workflow development. While our customers continue to be impacted by the COVID-19 pandemic, the impact is more directly related to our ability to install and train with customers in certain geographies and locations, whereas delays in purchasing decisions and negotiations for COVID-19 based reasons are becoming less frequent.
•Gross profit in absolute dollars for the three months ended March 31, 2021 increased compared to the same period in 2020, however gross margin declined. This was the result of the mix of products sold and services provided in the quarter, including service revenue associated with joint development and partnership agreements under which we provide services on a time-and-materials basis, as well as the regional mix of platform sales. Gross margin on the joint development and partnership agreements was also impacted by the buy-down in prior periods of two of the workflow programs that are being developed in collaboration with Ginkgo Bioworks which, while not impacting our costs incurred, does serve to reduce revenue and gross margin related to these specific programs upon execution and on a go-forward basis. Gross profit and margins were also impacted by the timing of services delivered to customers under extended warranty agreements, which can vary from period to period depending on when such services are requested by our customers.
•Operating expenses for the three months ended March 31, 2021 increased compared to the same period in 2020 due to the overall growth in our business, including the overall expansion of our operations and costs associated with being a public company and litigation expenses. We continue to invest in ongoing research and development activities related to testing and qualification materials and other costs related to various projects to develop and improve systems, workflows and assays.

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
•Berkeley Lights has been designated an essential business that can continue operations during the COVID-19 pandemic. In early March 2020, we promptly instituted protocols to have many personnel work remotely. At the same time, because of our continued designation as an essential business, many employees continue to come on-site to our facility in Emeryville, California to undertake research and development activities that support essential operations to, among other things, provide critical products to researchers and support the important research and development being undertaken by our customers. For those employees coming on-site, we have implemented social distancing and other protective measures in order to protect their health and safety, including a COVID-19 Prevention Program. We have also restricted business travel and have limited access to our campus and other facilities to outside visitors other than vendors, suppliers and partners who are integral to supporting our business. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
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
While we have developed and implemented, and continue to develop and implement, health and safety protocols and business continuity plans in an effort to mitigate the negative impact of COVID-19 to our employees and business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration of the pandemic, the emergence of new variants of the virus, the likelihood of a resurgence of positive cases, the development and availability of effective treatments and vaccines and the global economic conditions during and after the pandemic. We expect these disruptions to impact our future operating results. However, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.
Components of results of operations
Revenue
Our revenue consists of both product and service revenue, which is generated through the following revenue streams: (i) direct platform sales (advanced automation systems, fully-paid workflow license agreements and platform support), (ii) recurring revenue (annual workflow license agreements, workflow subscription agreements, consumables, service and extended or enhanced warranty contracts), and (iii) revenue from partnerships related to our joint development agreements, and to a lesser extent feasibility studies. Sales of advanced automation systems, recurring revenue from consumables, workflow subscription agreements, and workflow licenses are defined as product revenue; and revenue from joint development agreements and partnerships, service and extended or enhanced warranty contracts, feasibility studies and platform support are defined as service revenue in our consolidated results of operations.
Direct platform sales: Direct platform sales are comprised of our customers, distributors and dealers directly purchasing our advanced automation systems, which include the Beacon and Lightning systems and Culture Station instrument. Direct platform sales can also include fixed-term sales-type lease arrangements with certain qualified customers. These direct purchases included, during our early customer engagements, a fully-paid workflow license to practice the desired workflow(s) in a specific field of use. In addition, we also offer platform support to the extent customers require further system and workflow optimization following platform implementation. Direct platform sales were as follows for the periods presented:

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2021	2020	Amount	%
Direct platform sales	$11,116	$9,448	$1,668	18%
Total revenue	$18,628	$13,778	$4,850	35%
Direct platform sales as % of total revenue	60%	69%

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

Recurring revenue was as follows for the periods presented:

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2021	2020	Amount	%
Recurring revenue	$4,394	$2,479	$1,915	77%
Total revenue	$18,628	$13,778	$4,850	35%
Recurring revenue as % of total revenue	24%	18%

Revenue from joint development agreements and partnerships: Joint development agreements and partnerships, including collaboration agreements, are arrangements whereby we provide services for the development of new workflows, cell, or organism types, or deliver specific biological assets to meet specific customers’ needs. Such contracts can be executed on a time-and-materials basis or include defined milestones associated with these development activities over extended periods of time, some in excess of twenty-four months. Our joint development agreements that include formal milestones may include formal customer acceptance clauses as each milestone is completed as well as an approval to proceed with the next milestone. Some development agreements may also include a prerequisite feasibility study to determine proof of concept before any work is initiated. We recognize revenue over time using an input measure of progress based on costs incurred to date as compared to the total estimated costs (i.e. percentage of completion), or in certain instances on a time-and-materials basis, depending on the terms of the development agreement. We periodically review and update our estimates which may adjust revenue recognized for the period. Revenue from joint development and partnership agreements can vary over time as different projects start and complete. On occasion, we also perform feasibility studies prior to a direct platform sale in the event customers require specific platform validation prior to purchase.

Joint development agreement and partnership related revenue was as follows for the periods presented:

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2021	2020	Amount	%
Joint development agreement and partnership revenue	$3,118	$1,851	$1,267	68%
Total revenue	$18,628	$13,778	$4,850	35%
Joint development agreement and partnership revenue as % of total revenue	17%	13%
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
Other income (expense), net. Other income (expense), net consists primarily of foreign currency exchange gains and losses. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar, primarily related to our operations in the United Kingdom. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Provision for income taxes
Our provision for income taxes consists primarily of foreign taxes and state minimum taxes in the United States. As we expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.
Results of operations
The following tables set forth our results of operations for the periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Revenue:
Product revenue	$13,533	$10,683
Service revenue	5,095	3,095
Total revenue	18,628	13,778
Cost of sales:
Product cost of sales	3,703	2,620
Service cost of sales	2,474	1,179
Total cost of sales (1)	6,177	3,799
Gross profit	12,451	9,979
Operating expenses:
Research and development (1)	13,027	10,976
General and administrative (1)	8,967	3,997
Sales and marketing (1)	5,606	3,234
Total operating expenses	27,600	18,207
Loss from operations	(15,149)	(8,228)
Other income (expense):
Interest expense	(354)	(357)
Interest income	66	151
Other income (expense), net	19	25
Loss before income taxes	(15,418)	(8,409)
Provision for income taxes	17	16
Net loss and net comprehensive loss	$(15,435)	$(8,425)
(1)Amounts include stock-based compensation as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Cost of sales	$42	$6
Research and development	1,061	511
General and administrative	1,372	529
Sales and marketing	2,019	133
Total stock-based compensation expense	$4,494	$1,179

Comparison of the three months ended March 31, 2021 and 2020
Revenue

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2021	2020	Amount	%
Product revenue	$13,533	$10,683	$2,850	27%
Service revenue	5,095	3,095	2,000	65%
Total revenue	$18,628	$13,778	$4,850	35%
Product revenue increased by $2.9 million, or 27%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily driven by strong demand from the Antibody Therapeutics market, resulting in an increase of $1.4 million from platform and system sales, including sales-type lease arrangements and license arrangements related to our workflows, an increase of $1.1 million in consumables sales driven by additional demand from our customers due to the increase in our installed base, and an increase of $0.4 million in subscription arrangement and related revenue driven by the launch of our subscription access program in 2020. During the three months ended March 31, 2021, we sold eight platforms, including placements associated with subscription arrangements, as compared to the three months ended March 31, 2020 in which we sold six platforms.
Service revenue increased by $2.0 million, or 65%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily driven by higher revenue associated with joint development agreement and partnership revenue of $1.4 million primarily due to the execution of an agreement in the first quarter of 2021 with a new customer related to viral vector workflow development as well as an increase from sales in service warranty and application support arrangements of $0.8 million, which resulted from the timing of activities performed and the timing of warranty renewals by our customers as their standard warranty periods expire and our platform placements increase. The increase in service revenue was partially offset by a decrease in revenue from feasibility studies resulting from the timing of such arrangements.
Cost of sales, gross profit and gross margin

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2021	2020	Amount	%
Product cost of sales	$3,703	$2,620	$1,083	41%
Service cost of sales	2,474	1,179	1,295	110%
Total cost of sales	$6,177	$3,799	$2,378	63%
Gross profit	$12,451	$9,979	$2,472	25%
Gross margin	67%	72%
Product cost of sales increased by $1.1 million, or 41% for the three months ended March 31, 2021, respectively, compared to the three months ended March 31, 2020 and was in line with product revenue growth.
Service cost of sales increased by $1.3 million, or 110% for the three months ended March 31, 2021, respectively, compared to the three months ended March 31, 2020. The increase was primarily due to costs incurred for joint development agreements under which we provide services on a time-and-materials basis, as well as increased costs for extended warranty services as a result of the nature and timing of work performed under such arrangements.

Gross profit increased by $2.5 million, or 25%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Gross margin declined by 5% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decline in gross margin was driven by the mix of products sold and services provided in the quarter, including service revenue associated with joint development and partnership agreements under which we provide services on a time-and-materials basis. Gross margin on the joint development and partnership agreements was also impacted by the buy-down in prior periods of two of the workflow programs that are being developed in collaboration with Ginkgo Bioworks which, while not impacting our costs incurred, does serve to reduce revenue and gross margin related to these specific programs upon execution and on a go-forward basis. While not as significant, gross margin was also impacted by the timing of services delivered to customers under extended warranty agreements, which can vary from period to period depending on when such services are requested by our customers.
Operating Expenses
Research and development

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2021	2020	Amount	%
Research and development	$13,027	$10,976	$2,051	19%
Research and development expense increased by $2.1 million, or 19%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was due to a $0.7 million increase in personnel-related expenses, including a $0.5 million increase in stock-based compensation expense primarily due to increased headcount as a result of our continued growth as well as a $1.4 million increase in other costs, including testing and qualification materials and other costs related to various projects to develop and improve systems, workflows, consumables and assays.

General and administrative

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2021	2020	Amount	%
General and administrative	$8,967	$3,997	$4,970	124%

General and administrative expense increased by $5.0 million, or 124%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was due to a $1.9 million increase in personnel-related expenses, including a $0.8 million increase in stock-based compensation expense primarily due to the growth of our operations, a $2.0 million increase in outside legal fees, including patent litigation, and a $1.0 million increase of insurance costs related primarily to requirements associated with operating as a public company.

Sales and marketing

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2021	2020	Amount	%
Sales and marketing	$5,606	$3,234	$2,372	73%

Sales and marketing expense increased by $2.4 million, or 73%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was due to a $2.5 million increase in personnel-related expenses, including a $1.9 million increase in stock-based compensation expense as a result of increased headcount and certain performance awards granted to a non-employee strategic advisor, partially offset by a decrease of $0.1 million in marketing, advertising, travel and other costs as business travel, trade shows and other events were impacted by restrictions imposed due to the COVID-19 pandemic during the three months ended March 31, 2021.
Interest expense

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2021	2020	Amount	%
Interest expense	$354	$357	$(3)	(1%)
Interest expense remained flat at $0.4 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Interest expense resulted primarily from interest incurred on our loan from East West Bank, which carries interest at a fixed rate of interest.
Interest income

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2021	2020	Amount	%
Interest income	$66	$151	$(85)	(56%)
Interest income decreased by $0.1 million, or 56%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was primarily due to lower interest received on our cash and short-term deposits due to a decline in interest rates.
Other income (expense), net

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2021	2020	Amount	%
Other income (expense), net	$19	$25	$(6)	24%

Other income for the three months ended March 31, 2021 and 2020 was mainly comprised of foreign exchange gains and losses and other miscellaneous income.
Liquidity and capital resources
As of March 31, 2021, we had approximately $230.2 million in cash and cash equivalents which were primarily held in U.S. short-term bank deposit accounts and money market funds. Restricted cash of $0.3 million serves as collateral for our corporate credit card program. We have generated negative cumulative cash flows from operations since inception through March 31, 2021.
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
We currently anticipate making aggregate capital expenditures between approximately $7.0 million and $8.0 million during the next 12 months, which is expected to primarily include equipment to be used for manufacturing and research and development, as well as spend associated with the expansion of our facilities to support the growth of our operations.
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
East West Bank Loan and Security Agreement
In May of 2018, we entered into a Loan and Security Agreement, or the EWB Loan Agreement, with East West Bank, or EWB, which was subsequently amended in April of 2019 and March of 2020, providing us with the ability to borrow up to $20.0 million. The full amount of the loan was funded in May of 2018, and $20.0 million of term loan borrowings were outstanding as of March 31, 2021. Borrowings under the term loan mature on May 23, 2022 and accrue interest at a fixed rate of 6.73% per annum. We are required to make interest only payments on the term loan through May of 2021, after which equal monthly installments of principal and interest are due.
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
We were in compliance with all covenants under the EWB Loan Agreement as of March 31, 2021.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(11,360)	$(9,988)
Investing activities	(402)	(760)
Financing activities	8,519	21
Net decrease in cash and cash equivalents and restricted cash	$(3,243)	$(10,727)

Operating activities

Net cash used in operating activities of $11.4 million for the three months ended March 31, 2021 was attributable to a net loss of $15.4 million and cash outflows of $2.3 million from changes in our net operating assets and liabilities, partially offset by non-cash charges of $6.4 million, primarily related to stock-based compensation and depreciation and amortization. Cash outflow from our net operating assets and liabilities was primarily due to a $2.7 million increase in inventories resulting from an increase in raw materials and finished goods to support revenue growth and anticipated demand, a $3.5 million increase in accounts receivable due to an increase in revenue and the timing of invoicing and a $1.0 million increase in prepaid and other current assets resulting from the overall growth in our business and operations, partially offset by a $5.7 million increase in deferred revenue and accounts payable due to the timing of advanced billings and revenue recognition as well as the timing of vendor invoicing and related payments.

Net cash used in operating activities of $10.0 million for the three months ended March 31, 2020 was attributable to a net loss of $8.4 million and cash outflows of $4.6 million from changes in our net operating assets and liabilities, partially offset by non-cash charges of $3.0 million, primarily related to stock-based compensation and depreciation and amortization. Cash outflow from our net operating assets and liabilities was primarily due to a $3.5 million increase in inventories due an increase in raw materials and finished goods to support revenue growth and anticipated demand and a $2.0 million decrease in deferred revenue due to the timing of revenue recognition on previously deferred revenue, partially offset by a $1.5 million increase in accounts payable and accrued expenses due to the timing of vendor payments.

Investing activities

Net cash used in investing activities was $0.4 million in the three months ended March 31, 2021 compared to $0.8 million in the three months ended March 31, 2020. The decrease was primarily driven by the timing of capital expenditures. Capital expenditures for the first quarter of 2021 include the expansion of our biofoundry operations to support current and planned programs.

Financing activities
Net cash provided by financing activities was $8.5 million for the three months ended March 31, 2021 compared to $21,000 for the three months ended March 31, 2020. Net cash provided by financing activities during the three months ended March 31, 2021 related to proceeds received from the issuance of common stock upon the exercise of stock options as well as proceeds received related to the issuance of common stock under our employee stock purchase plan. Net cash provided by financing activities for the three months ended March 31, 2020 related to proceeds received from the issuance of common stock upon the exercise of stock options.
Concentration of credit risk
Most of the Company’s customers are located in the United States and Asia Pacific. For the three months ended March 31, 2021, two customers accounted for 11% and 10% of revenue. For the three months ended March 31, 2020, six customers accounted for 17%, 14%, 13%, 13%, 12% and 12% of revenue.
As of March 31, 2021, five customers comprised 25%, 22%, 12%, 11% and 11% of accounts receivable.
Contractual obligations and commitments
There have been no material changes to our contractual obligations as of March 31, 2021, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, with the following exceptions.
We purchase raw materials for inventory, services and equipment from a variety of vendors, including our contract manufacturers that manufacture our instruments and certain providers of our components for our consumable manufacturing. Total purchase obligations that are enforceable and legally binding on us and that specify all significant terms were $46.4 million as of March 31, 2021, of which $15.8 million are expected to be become due after December 31, 2021 and beyond.
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
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 12, 2021, with the following exceptions.

We maintain an incentive compensation plan under which incentive stock options, nonqualified stock options and restricted stock units (“RSUs”) are granted primarily to employees and non-employee consultants. Stock-based compensation expense for stock-based awards is based on the grant date fair value of the awards. We determine the fair value of RSUs based on the closing value of our stock price listed on Nasdaq at the date of the grant.
We estimate the fair value of stock option awards on the grant date using the Black-Scholes option-pricing model. The fair value of stock option awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur. Stock option awards that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met. Compensation expense associated with performance awards that are determined to be probable of achievement is recognized over the requisite service period, provided the grantee remains an employee or consultant of the Company through each applicable vesting date. We record a cumulative adjustment to compensation expense for performance-based awards if there is a change in determination of whether it is probable that the performance condition will be achieved. If the performance goals are not achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed. We record forfeitures as they occur.
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
Bank deposit and money market exposure. As of March 31, 2021, we had cash and cash equivalents, including restricted cash, of $230.4 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds, and bank deposits generate interest income at variable rates below 1%. A hypothetical 100 basis point decrease in interest rates would have lowered our interest income for the three months ended March 31, 2021 by $0.1 million and increased our net loss by this amount.
Foreign currency risk
Through March 31, 2021, we did not generate any revenue denominated in foreign currencies. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the US dollar, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 despite the fact that many of our associates are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize potential impacts on their design and operating effectiveness.
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
Item 1A. Risk Factors.
Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on March 12, 2021. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K filed with the SEC on March 12, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Unregistered Securities
There were no unregistered sales of the Company's equity securities during the three months ended March 31, 2021.
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
Cash used since the initial public offering is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. As of the date of this filing, there has been no material change in the planned use of proceeds from our initial public offering as described in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 12, 2021.
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
*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Berkeley Lights, Inc.

Date: May 11, 2021	By:	/s/ Kurt Wood
Kurt Wood Chief Financial Officer (Principal Financial Officer)