Form 10-Q
period 2021-06-30
Berkeley Lights, Inc.
filed 2021-08-11
CIK 1689657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2021, 67,100,594 shares of the registrant’s common stock, $0.00005 par value per share, were outstanding.

BERKELEY LIGHTS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Berkeley Lights, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
(In thousands, except share and per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$215,077	$233,408
Trade accounts receivable	19,760	12,939
Inventory	12,572	11,047
Prepaid expenses and other current assets	8,115	8,175
Total current assets	255,524	265,569
Restricted cash	270	270
Property and equipment, net	20,839	14,544
Operating lease right-of-use assets	15,724	16,718
Other assets	3,357	2,557
Total assets	$295,714	$299,658
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$8,727	$3,491
Accrued expenses and other current liabilities	10,501	8,401
Current portion of notes payable	—	11,594
Deferred revenue	8,258	5,482
Total current liabilities	27,486	28,968
Notes payable, net of current portion	19,673	8,301
Deferred revenue, net of current portion	1,875	1,709
Operating lease liability, noncurrent	14,841	15,899
Total liabilities	63,875	54,877
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.00005 par value. Authorized 10,000,000 shares at June 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00005 par value. Authorized 300,000,000 shares at June 30, 2021 and December 31, 2020; issued and outstanding 67,043,537 and 64,486,246 shares at June 30, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	457,308	436,662
Accumulated deficit	(225,473)	(191,884)
Total stockholders’ equity	231,839	244,781
Total liabilities and stockholders’ equity	$295,714	$299,658
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(In thousands, except share and per share data)
Revenue:
Product revenue	$13,021	$9,107	$26,554	$19,790
Service revenue	6,229	1,462	11,324	4,557
Total revenue	19,250	10,569	37,878	24,347
Cost of sales:
Product cost of sales	3,332	2,384	7,035	5,004
Service cost of sales	3,190	1,223	5,664	2,402
Total cost of sales	6,522	3,607	12,699	7,406
Gross profit	12,728	6,962	25,179	16,941
Operating expenses:
Research and development	13,535	11,843	26,562	22,819
General and administrative	11,725	4,193	20,692	8,190
Sales and marketing	5,317	3,076	10,923	6,310
Total operating expenses	30,577	19,112	58,177	37,319
Loss from operations	(17,849)	(12,150)	(32,998)	(20,378)
Other income (expense):
Interest expense	(356)	(356)	(710)	(713)
Interest income	43	47	109	198
Other income , net	34	37	53	62
Loss before income taxes	(18,128)	(12,422)	(33,546)	(20,831)
Provision for income taxes	26	8	43	24
Net loss and net comprehensive loss	$(18,154)	$(12,430)	$(33,589)	$(20,855)

Net loss attributable to common stockholders per share, basic and diluted	$(0.27)	$(4.25)	$(0.51)	$(7.29)
Weighted-average shares used in calculating net loss per share, basic and diluted	66,790,755	3,109,545	66,029,307	3,078,756

See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended June 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except per share data)	Shares	Amount	Shares	Amount
Balances at March 31, 2021	—	$—	66,384,736	$4	$449,681	$(207,319)	$242,366
Shares issued in connection with:
Exercise of stock options	—	—	644,610	—	1,985	—	1,985
Vesting of restricted stock units	—	—	14,191	—	—	—	—
Stock-based compensation	—	—	—	—	5,642	—	5,642
Net loss	—	—	—	—	—	(18,154)	(18,154)
Balances at June 30, 2021	—	$—	67,043,537	$4	$457,308	$(225,473)	$231,839

	Three Months Ended June 30, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except per share data)	Shares	Amount	Shares	Amount
Balances at March 31, 2020	50,462,272	$224,769	3,081,647	$—	$10,636	$(158,725)	$76,680
Shares issued in connection with:
Exercise of stock options	—	—	206,884	—	411	—	411
Vesting of shares subject to repurchase from early exercised options	—	—	—	—	88	—	88
Stock-based compensation	—	—	—	—	1,296	—	1,296
Net loss	—	—	—	—	—	(12,430)	(12,430)
Balances at June 30, 2020	50,462,272	$224,769	3,288,531	$—	$12,431	$(171,155)	$66,045

	Six Months Ended June 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except per share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2020	—	$—	64,486,246	$3	$436,662	$(191,884)	$244,781
Shares issued in connection with:
Exercise of stock options	—	—	2,422,740	1	8,346	—	8,347
Vesting of restricted stock units	—	—	19,191	—	—	—	—
Employee stock purchase plan	—	—	115,360	—	2,157	—	2,157
Stock-based compensation	—	—	—	—	10,143	—	10,143
Net loss	—	—	—	—	—	(33,589)	(33,589)
Balances at June 30, 2021	—	$—	67,043,537	$4	$457,308	$(225,473)	$231,839

	Six Months Ended June 30, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except per share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2019	50,462,272	$224,769	3,073,067	$—	$9,314	$(150,300)	$83,783
Shares issued in connection with:
Exercise of stock options	—	—	215,464	—	432	—	432
Vesting of shares subject to repurchase from early exercised options	—	—	—	—	176	—	176
Stock-based compensation	—	—	—	—	2,509	—	2,509
Net loss	—	—	—	—	—	(20,855)	(20,855)
Balances at June 30, 2020	50,462,272	$224,769	3,288,531	$—	$12,431	$(171,155)	$66,045

See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(33,589)	$(20,855)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,654	2,619
Stock-based compensation	10,123	2,531
Change in operating lease right-of-use assets	994	944
Non-cash interest and other (income) expense related to debt and note receivable agreements	36	34
Provision for excess and obsolete inventory	330	79
Loss on disposal and impairment of property and equipment	31	61
Changes in operating assets and liabilities:
Trade accounts receivable	(6,820)	(902)
Inventory	(5,710)	(4,547)
Prepaid expenses, other current assets and other assets	(639)	(1,143)
Trade accounts payable	4,512	1,404
Deferred revenue	2,942	(1,441)
Accrued expenses and other current liabilities	1,872	1,249
Operating lease liabilities	(831)	(1,012)
Net cash used in operating activities	(24,095)	(20,979)
Cash flows from investing activities:
Purchase of property and equipment	(4,382)	(1,316)
Net cash used in investing activities	(4,382)	(1,316)
Cash flows from financing activities:
Payment of debt issuance costs	(358)	—
Proceeds from issuance of common stock upon exercise of stock options	8,347	432
Proceeds from issuance of common stock under employee stock purchase plan	2,157	—
Net cash provided by financing activities	10,146	432
Net decrease in cash and cash equivalents and restricted cash	(18,331)	(21,863)
Cash and cash equivalents and restricted cash at beginning of period	233,678	81,303
Cash and cash equivalents and restricted cash at end of period	$215,347	$59,440

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
In 2017, Berkeley Lights incorporated BLI Europe International, Ltd. as a wholly-owned subsidiary in the United Kingdom to support Berkeley Lights’ planned expansion in Europe. In the third quarter of 2020, Berkeley Lights established a wholly owned foreign operating entity in China to further expand its operations. Furthermore, in the second quarter of 2021, Berkeley Lights established a subsidiary in Singapore to support its overall sales and service efforts in the Asia Pacific region. Berkeley Lights and its consolidated subsidiaries are hereinafter referred to as the “Company”. The Company’s headquarters are in Emeryville, California.
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
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and the accompanying notes. Despite the Company’s intentions to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed with the SEC on March 12, 2021.
Liquidity
The Company has experienced losses from its operations since its inception and has relied primarily on equity and debt financing to fund its operations and to a lesser degree cash flows generated by the sale of the Company’s product and services. For the three and six months ended June 30, 2021, the Company had a consolidated net loss of $18.2 million and $33.6 million, respectively, and as of June 30, 2021 had an accumulated deficit of $225.5 million and unrestricted cash and cash equivalents of $215.1 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents balance as of June 30, 2021 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying consolidated financial statements.

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
(2)Summary of Significant Accounting Policies
Significant accounting policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission and have not materially changed during the three months ended June 30, 2021.
Revenue Recognition
The Company derives revenue from primarily two sources, product and service revenues, which are discussed further below.
The Company recognizes revenue using a five step process. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract based on stand-alone selling price, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service.
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
feasibility studies is recognized over time, using an input measure of progress based on costs incurred to date relative to total expected costs. Revenue on platform support is recognized as the services are performed. Service contracts are typically short-term in nature. Payment terms are generally thirty to ninety days from the date of invoicing.
Joint development agreements are agreements whereby the Company provides services for the development of customized advanced automation systems or workflows, or for customized workflows and consumables to meet a specific customer’s needs. Such contracts can be executed on a time-and-materials basis as well as include defined milestones associated with these development activities over extended periods of time, some in excess of twenty-four months. Typically, there are formal customer acceptance clauses as each milestone is completed, and an approval to proceed with the next milestone is generally required. The Company recognizes revenue over time, using an input measure of progress based on costs incurred to date relative to total expected costs. Payment terms are generally thirty to ninety days from the achievement of each milestone.
The Company only includes variable consideration in the transaction price to the extent that it is not probable that a significant reversal of revenue will occur for that amount. The constraint estimate is reassessed at each reporting date until the uncertainty is resolved.
Contract assets and contract liabilities
Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. The Company’s contract asset balances of $3.8 million and $2.7 million as of June 30, 2021 and December 31, 2020, respectively, are primarily from its sales-type lease arrangements as well as its development and feasibility study agreements. The Company does not have impairment losses associated with contracts with customers for the three and six months ended June 30, 2021 and 2020.
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
Costs to obtain or fulfill a contract
Origination costs relate primarily to the payment of incentive bonuses to individuals that are directly related to sales transactions. Fulfillment costs generally include the direct cost of services such as platform support and feasibility studies.
Origination and fulfillment costs that are internal to the Company are generally expensed when incurred because most of those costs are incurred concurrently with the delivery of the related goods and services, which are predominantly recognized at a point in time or are less than one year in nature. The origination costs that are related to long-term development agreements are capitalized and amortized over the relevant service period.
The origination costs that are related to long-term development agreements are not material as of June 30, 2021 and 2020.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option-pricing model. The fair value of stock option awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur. Stock option awards that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met. Compensation expense associated with performance awards that are determined to be probable of achievement is recognized over the requisite service period, provided the grantee remains an employee or consultant of the Company through each applicable vesting date. For performance awards not initially assessed as probable of achievement, the Company records a cumulative adjustment to compensation expense in the period the Company changes its determination that a performance condition becomes probable of being achieved. The Company ceases recognition of compensation expense in any periods where the Company determines the attainment of a performance condition is no longer probable. If the performance goals are determined to be improbable, no compensation expense is recognized and any previously recognized compensation expense is reversed.
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
Lease expense for operating leases is recognized on a straight-line basis over the lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.
For all leases, rent payments that are based on a fixed index or rate at the lease commencement date are included in the measurement of lease assets and lease liabilities at the lease commencement date.
The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance and insurance.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. At each of June 30, 2021 and 2020, the Company had not recorded any material allowance for doubtful accounts.
Most of the Company’s customers are located in the United States and Asia Pacific. For the three months ended June 30, 2021, three customers accounted for 27%, 18% and 11% of revenue. For the six months ended June 30. 2021, three customers accounted for 14%, 11% and 10% of revenue. For the three months ended June 30, 2020, four customers accounted for 18%, 18%, 17%, 16% of revenue. For the six months ended June 30, 2020, two customers accounted for 15% and 11% of revenue.
As of June 30, 2021, four customers comprised 28%, 18%, 17% and 10% of accounts receivable. As of December 31, 2020, three customers accounted for 42%, 21% and 15% of accounts receivable.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4)Revenue From Contracts With Customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by type of customer or sales channel, market segment as defined by nature of workflows and activities of the end customer and timing of revenue recognition (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Type of Sales Channel
Direct sales channel	$10,103	$8,750	$20,542	$20,731
Distributor channel	9,147	1,819	17,336	3,616
Net revenues	$19,250	$10,569	$37,878	$24,347

Market
Antibody therapeutics	$13,672	$9,956	$28,786	$21,777
Synthetic biology	1,856	566	3,840	2,172
Gene therapy	2,058	—	3,283	—
Cell therapy	1,664	47	1,969	398
Net revenues	$19,250	$10,569	$37,878	$24,347

Timing of Revenue Recognition
Goods and services transferred at a point in time	$12,522	$8,890	$25,586	$19,578
Goods and services transferred over time	6,728	1,679	12,292	4,769
Net revenues	$19,250	$10,569	$37,878	$24,347
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
As of June 30, 2021, the aggregate amount of remaining performance obligations that are unsatisfied or partially unsatisfied related to customer contracts extending over one year was $7.6 million, which includes deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 34% is expected to be recognized to revenue in the next 12 months, with the remainder recognized afterwards.
Contract balances
The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2021	December 31, 2020
Trade accounts receivable	$19,760	$12,939
Contract assets, which are included in “Prepaid expenses and other current assets”	1,775	1,310
Contract assets, long-term, which are included in “Other assets”	2,040	1,375
Deferred revenue (current)	8,258	5,482
Deferred revenue (non-current)	1,875	1,709

The contract liabilities of $10.1 million and $7.2 million as of June 30, 2021 and December 31, 2020, respectively, consisted of deferred revenue related to extended warranty service agreements and advanced billings on advanced automation systems arrangements. Revenue recorded during the three and six months ended June 30, 2021 included $1.8 million and $4.3 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2020.
Sales-type lease arrangements
The Company also enters into sales-type lease arrangements with certain qualified customers. Revenue related to lease elements from sales-type leases is presented as product revenue and was $1.0 million and $2.7 million for the three and six months ended June 30, 2021, respectively and none for the three and six months ended June 30, 2020.
The following tables presents the future maturity of the Company’s fixed-term customer leases and reconciles the undiscounted cash flows from the amounts due from customers under such arrangements as of June 30, 2021 (in thousands):

Year ending December 31,	Sales-Type Leases
Remainder of 2021	$1,336
2022	2,098
2023	445
2024 and thereafter	853
Total undiscounted cash flows	$4,732
Less: unearned income	641
Total amounts due from customers, gross	$4,091
(5)Balance Sheet Accounts
Inventory
The following table shows the components of inventory (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$6,335	$6,675
Finished goods	6,237	4,372
Total	$12,572	$11,047

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	June 30, 2021	December 31, 2020
Contract asset	$1,775	$1,310
Vendor deposits	1,491	1,346
Deferred costs	490	292
Prepaid insurance	368	2,401
Other	3,991	2,826
Total	$8,115	$8,175
Accrued expenses and other current liabilities
The following table shows the components of accrued expenses and other current liabilities (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and employee related expenses	$4,334	$4,152
Lease liability – short-term	2,136	1,909
Accrued product warranty	1,190	1,271
Accrued legal expenses	2,309	606
Other	532	463
Total	$10,501	$8,401

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
The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$25,136	$25,136	$—	$—
Total	$25,136	$25,136	$—	$—

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$25,133	$25,133	$—	$—
Total	$25,133	$25,133	$—	$—

The carrying values and fair values of the Company’s financial instruments not measured at fair value were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$19,673	$19,253	$19,895	$19,949
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
(7)Property and Equipment, net
Property and equipment, net comprised the following (in thousands):

	June 30, 2021	December 31, 2020
Equipment, tooling and molds	$26,724	$21,118
Computer software and equipment	2,652	2,153
Furniture, fixtures and other	1,868	1,739
Leasehold improvements	5,635	5,597
Construction in process	2,765	275
Total property and equipment	$39,644	$30,882
Less: Accumulated depreciation	(18,805)	(16,338)
Property and equipment, net	$20,839	$14,544
Total depreciation expense for the three and six months ended June 30, 2021 was $1.4 million and $2.7, respectively. Total depreciation expense for three and six months ended June 30, 2020 was $1.3 million and $2.6 million, respectively.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three and six months ended June 30, 2021 and 2020, losses on the impairment and disposal of property and equipment was not material.
(8)Leases
The Company leases office, manufacturing, distribution and laboratory facilities in Emeryville, California under multiple operating leases.
In addition, the Company also leases multiple facilities in Shanghai, China under operating leases that expire at various dates, including additional office and laboratory facilities under an operating lease agreement that was entered into in July 2020.
Future payments associated with the Company’s operating lease liabilities as of June 30, 2021 is as follows (in thousands):

Operating leases
Undiscounted lease payments for the year ending December 31,
Remainder of 2021	$1,697
2022	3,258
2023	3,284
2024	3,338
2025	3,439
Thereafter	8,127
Total undiscounted lease payments	23,143
Less: implied interest	(4,749)
Less: tenant improvement allowances receivable	(1,417)
Present value of operating lease payments	16,977
Less: current portion	(2,136)
Total long-term operating lease liabilities	$14,841
Rent expense for the three and six months ended June 30, 2021 was $0.9 million and $1.7 million, respectively. Rent expense for the three and six months ended June 30, 2020 was $0.6 million and $1.2 million, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.6 million and $1.1 million for the three and six months ended June 30, 2021, respectively, including non-lease components such as common area maintenance fees. Variable lease payments for operating leases were $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively, including non-lease components such as common area maintenance fees.
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

Six months ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	$796
The following summarizes additional information related to operating leases:

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2021
Weighted-average remaining lease term (years)	6.70
Weighted-average discount rate	7.03%
The Company also enters into leasing transactions in which the Company is the lessor, which to date have been classified as sales-type leases. See Note 4 of these condensed consolidated financial statements for the related lease disclosures.
(9)Notes Payable
On May 23, 2018, the Company entered into a Loan and Security Agreement with East West Bank (“EWB”) providing it the ability to borrow up to $20.0 million. The loan facility was fully drawn as of May 23, 2018.
On June 30, 2021, the Company entered into an Amended and Restated Loan and Security Agreement (the “Agreement”) with East West Bank. Pursuant to the Agreement, EWB provided a $20.0 million term loan (“the Term Loan”) which shall be used to refinance the term loan outstanding under the Loan and Security Agreement dated May 23, 2018. The Term Loan matures in 48 months and bears interest at a fixed rate of 4.17%. The Term Loan has an initial interest-only period of 24 months, which can be extended to up to 36 months based on the achievement of certain liquidity measures, and can be pre-paid without penalty at any time. The Agreement grants EWB a security interest in and liens on all assets of the Company, excluding intellectual property, which is subject to a double negative pledge. In addition, certain other terms of the original agreements as previously in effect were amended by the Agreement, including certain financial covenants. The Amended and Restated Loan and Security Agreement was accounted for as a debt modification and the Company capitalized incremental debt issuance costs.
Furthermore, the Agreement also provided the Company with a new $10.0 million revolving credit (the “Revolving Line”), which bears interest on the outstanding daily balance thereof of 0.70% above the Prime Rate (as defined in the Agreement). No amounts were outstanding under the Revolving Line as of June 30, 2021.
The following is a schedule of payments due on notes payable as of June 30, 2021 (in thousands):

June 30, 2021
Year Ending December 31:
Remainder of 2021	$431
2022	846
2023	6,617
2024	10,405
2025	4,210
Total payments due	22,509
Less:
Interest payments, loan discounts and financing costs	(2,836)
Current portion, less loan discounts and financing costs	—
Notes payable, net of current portion	$19,673
Total interest cost incurred for the three and six months ended June 30, 2021 was $0.4 million and $0.7 million, respectively. Total interest cost incurred for the three and six months ended June 30, 2020 was $0.4 million and $0.7 million, respectively.
(10)Stock Compensation Plans

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-based compensation
Stock-based compensation related to the Company's stock-based awards was recorded as an expense and allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of sales	$63	$54	$105	$60
Research and development	1,599	553	2,660	1,064
General and administrative	2,497	586	3,869	1,115
Sales and marketing	1,470	159	3,489	292
Total stock-based compensation	$5,629	$1,352	$10,123	$2,531
Stock-based compensation capitalized in inventory was not material as of June 30, 2021 and December 31, 2020.
(11)Income Taxes
The Company’s provision for income taxes was $26,000 and $43,000, respectively, for the three and six months ended June 30, 2021 and $8,000 and $24,000, respectively, for the three and six months ended June 30, 2020. The Company maintains a full valuation allowance on its deferred tax assets, and intends to do so until there is sufficient evidence to support the reversal of all or some portion of these allowances.
(12)Statements of Cash Flows
The supplemental cash flow information consists of the following (in thousands):

	Six months ended June 30,
	2021	2020
Cash paid for interest	$681	$684
Cash paid for income taxes	$3	$6

Non-cash investing and financing activities
Accrued issuance costs	$—	$1,248
Inventory transferred to property and equipment	$3,827	$—
Change in accounts payable and accrued liabilities related to purchases of property and equipment	$723	$(69)
Release of repurchase rights on early exercised options	$—	$176
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Discovery Workflow: U.S. Patent Nos. 10,107,812, 10,274,494, 10,466,241, 10,578,618, 10,697,962, 10,087,408, 10,421,936 and 10,704,018 (“AbCellera I”).

In August 2020, AbCellera filed a second complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,718,768, 10,738,270, 10,746,737, and 10,753,933 (“AbCellera II”). In September 2020, AbCellera filed amended complaints in each of AbCellera I and AbCellera II adding The University of British Columbia (“UBC”) as a named plaintiff. Also in September 2020, AbCellera and UBC filed a third complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,775,376, 10,775,377, and 10,775,378 (“AbCellera III”). AbCellera and UBC are seeking, among other things, judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In addition to procedural motions, the Company has filed an answer and counterclaims in response to each of the AbCellera I, AbCellera II and AbCellera III lawsuits. The Company’s counterclaims in each lawsuit include counts for declaratory judgment of non-infringement of the asserted patents, for declaratory judgment of invalidity of the asserted patents and for declaratory judgment of unenforceability of the asserted patents due to inequitable conduct. The Company filed a motion to transfer the AbCellera I, AbCellera II and AbCellera III lawsuits to the United States District Court for the Northern District of California, which was granted and where the lawsuits have been consolidated and are now pending (the “consolidated lawsuit”). On May 6, 2021, and pursuant to Court Order, AbCellera and UBC reduced, without prejudice, the asserted patents in the consolidated lawsuit to the following: US Patent Nos. 10,087,408, 10,421,936, 10,738,270, 10,697,962, 10,753,933, 10,775,376 and 10,775,378. On July 1, 2021, the court granted Company’s motion to amend its answer and counterclaims to add federal and state unfair competition counterclaims against AbCellera Biologics; on July 22, 2021, the Company filed its amended answer and counterclaims. Also on July 1, the court issued a Case Management Order that, among other things, scheduled a jury trial date of December 12, 2022, and requires AbCellera and UBC to reduce the number of asserted patents to no more than two, and the total asserted patent claims to no more than four per patent prior to the trial.

Also in July 2021, the Company filed petitions for Inter Partes Review (“IPR”) with the United States Patent & Trademark Office (“USPTO”), challenging the validity of various asserted claims of U.S. Patent No. 10,087,408 and all asserted claims of U.S. Patent No. 10,421,936, then filed a motion in the district court to stay the consolidated lawsuit pending the outcome of the IPR proceedings.

In August 2020, the Company filed a complaint in the United States District Court for the Northern District of California against AbCellera and Lineage BioSciences, Inc., an entity previously acquired by AbCellera. The complaint includes two counts of unfair competition and one count of a declaratory judgment of non-infringement of U.S. Patent No. 10,058,839. The Company is seeking, among other things, damages and a judgment of non-infringement. In October 2020, the Company filed an amended complaint asserting the same three counts and AbCellera and Lineage filed a motion to dismiss the amended complaint, which was granted, without prejudice, in part. The Company has not further amended its complaint in this lawsuit in light of its amended answer and counterclaims in the consolidated lawsuits, which were amended to include its federal and state unfair competition claims as discussed above.

The Company believes that the patent assertions by AbCellera and UBC are without merit and intends to defend itself vigorously. The Company also intends to proceed with its claims and counterclaims against AbCellera and UBC. Outcomes in litigation can be uncertain and it is possible a court may disagree with the Company’s positions. An adverse determination in these lawsuits could subject the Company to significant liabilities, require it to seek licenses from or pay royalties to AbCellera and/or UBC, or prevent it from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
No provision has been made for litigation because the Company believes that it is not probable that a liability had been incurred as of June 30, 2021.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Product Warranty
The table below represents the activity in the product warranty accrual included in accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$1,268	$1,194	$1,271	$1,065
Adjustments to existing warranties	(148)	(91)	(366)	(213)
Provision for new warranties	242	220	617	550
Settlement of pre-existing warranties	(172)	(139)	(332)	(218)
Balance, end of period	$1,190	$1,184	$1,190	$1,184
(14)Net Loss Attributable to Common Stockholders Per Share
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.
The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(18,154)	$(12,430)	$(33,589)	$(20,855)
Cumulative undeclared dividends on Series D convertible preferred stock	—	(797)	—	(1,594)
Net loss attributable to common stockholders, basic and diluted	$(18,154)	$(13,227)	$(33,589)	$(22,449)
Denominator
Weighted-average shares used to compute net income per share, basic and diluted	66,790,755	3,109,545	66,029,307	3,078,756
Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(4.25)	$(0.51)	$(7.29)

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Convertible preferred stock (on an if-converted basis)	—	50,462,272	—	50,462,272
Options to purchase common stock	7,619,929	10,223,870	7,619,929	10,223,870
Restricted stock units	470,745	—	470,745	—
Restricted shares of common stock related to early exercise of options	—	17,187	—	17,187
Warrants to purchase Series C convertible preferred stock	—	136,519	—	136,519
Total	8,090,674	60,839,848	8,090,674	60,839,848
(15)Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company has one business activity and there are no segment managers who are held accountable for operations. Accordingly, the Company has one operating segment. The Company’s principal operations and decision-making functions are located in the United States.
The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
North America	$8,874	$5,669	$16,236	$14,150
Asia Pacific	9,268	2,244	17,699	7,104
Europe	1,108	2,656	3,943	3,093
	$19,250	$10,569	$37,878	$24,347
North America includes the United States and related territories. Asia Pacific also includes Australia.
As of June 30, 2021 and December 31, 2020, substantially all of the Company’s long-lived assets were located in the United States of America.
(16)Subsequent Events
We entered into a seven year lease agreement for additional space for research and development and Biofoundry operations in Lexington, Massachusetts, which commenced in the third quarter of 2021. Commitments under this lease total approximately $4.0 million, with $0.5 million due within the next 12 months.

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
•the performance of third party manufacturers and suppliers and the availability of materials, parts and components therefrom;
•the potential effects of government regulation;
•the potential effects of governmental and agency directives and guidance related to COVID-19;
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
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 12, 2021. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, or elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC.
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
The Berkeley Lights Platform can be used to characterize the performance of cells relevant to the desired cell-based product early in the discovery process and then connect this phenotypic data to the genetic code for each cell. In contrast, current genomic technologies find sequences first and fail to deliver the functional information early in the process. Performing functional validation early means letting poorly performing cells fail early while rapidly advancing the best candidates forward, before incurring significant research and development expense. Our platform repeats this process of fail and advance many times throughout the process, delivering the best cells for what we, or our customers believe will deliver the best product.
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
Our commercial workflows, each of which are distinct offerings, are made up of four modules we call Import, Culture, Assay and Export. These modules can be adapted, interchanged and deployed with a variety of single-cell assays to address specific applications and a variety of cell types. We believe this versatility facilitates rapid development of new workflow offerings and expansive workflow commercialization opportunities. We have developed and will continue to develop and commercialize proprietary workflows across large markets by leveraging existing workflows and assays. Over time, our goal is to enable customers to standardize many of their processes on our platform utilizing our workflows. We believe we are the only company commercializing a platform that can do this in a scalable way. From the initial launch of our platform in 2016 through June 30, 2021, we have commercially launched ten workflows.
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
Since our inception in 2011, we have incurred net losses in each year. Our net losses were $18.2 million and $12.4 million for the three months ended June 30, 2021 and 2020, respectively, and $33.6 and $20.9 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $225.5 million and cash and cash equivalents totaling $215.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.
Certain of our financial results and other key operational developments for the three and six months ended June 30, 2021 include the following:
•In June 2021 we announced the release of our TechAccess subscription model to enable broader access to our cutting-edge single-cell screening technology. The new offering will bring volume and throughput flexibility to customers who want to access our cell line development and antibody discovery workflows. Each TechAccess subscription has a renewable 1-year term and provides customers with the turnkey capacity they need and the financial benefits of no up-front capital expense. As of June 30, 2021 three customer have placed orders for this subscription model. Revenue from this offering was immaterial during the three months ended June 30, 2021.
•Total revenue for the three months ended June 30, 2021 was $19.3 million compared to $10.6 million for the same period in 2020. Total revenue for the six months ended June 30, 2021 was $37.9 million compared to $24.3 million for the same period in 2020.
•Gross profit for the three and six months ended June 30, 2021 increased to $12.7 million and $25.2 million, respectively from $7.0 million and $16.9 million, respectively, for the three and six months ended June 30, 2020.

COVID-19 Update

The COVID-19 pandemic continues to present business challenges in 2021. We have initiated a plan to reintroduce more employees into the workplace as vaccine rates increase and the number of positive COVID-19 cases continue to decrease. Although a certain number of our general and administrative employees continue to work partly, or primarily, from home, as do many of our sales and marketing employees, and we have not returned to pre-pandemic operations, we are starting to experience stabilization of our employee on-site attendance. During the six months ended June 30, 2021, our production, shipping and customer service functions have remained operational to maintain a continuous supply of products both to our customers and for our internal research and development activities. We are communicating regularly with our suppliers so that our supply chain remains intact and, while we are closely monitoring global supply issues around materials, parts and components, including plastics and integrated circuit chips, we have not experienced any material supply issues. We continue to monitor US and applicable State government and agency directives and guidelines, including those issued by the State of California’s Division of Occupational Safety and Health, better known as Cal/OSHA.
Although we believe the COVID-19 pandemic did not have a significant impact on our financial results in the six months ended June 30, 2021, the ultimate impact of COVID-19 on our operations and financial performance in future periods remains uncertain and will depend on future pandemic related developments. COVID-19 pandemic developments that may impact our business include, the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines and therapies, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted.
Components of results of operations
Revenue
Our revenue consists of both product and service revenue, which is generated through the following revenue streams: (i) direct platform sales (advanced automation systems, fully-paid workflow license agreements and platform support), (ii) recurring revenue (annual workflow license agreements, workflow subscription agreements, consumables, service and extended or enhanced warranty contracts), and (iii) revenue from partnerships related to our joint development agreements, and to a lesser extent feasibility studies. Sales of advanced automation systems, recurring revenue from consumables, workflow subscription agreements, and workflow licenses are defined as product revenue; and revenue from joint development agreements and partnerships, service and extended or enhanced warranty contracts, feasibility studies and platform support are defined as service revenue in our consolidated results of operations. We launched our Tech Access subscription model in June 2021 and did not record significant revenue related to this new program in the second quarter of 2021.
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

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Direct platform sales	$11,389	$7,519	$3,870	51%	$22,505	$16,966	$5,539	33%
Total revenue	$19,250	$10,569	$8,681	82%	$37,878	$24,347	$13,531	56%
Direct platform sales as % of total revenue	59%	71%			59%	70%

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

Recurring revenue was as follows for the periods presented:

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Recurring revenue	$3,946	$2,922	$1,024	35%	$8,340	$5,401	$2,939	54%
Total revenue	$19,250	$10,569	$8,681	82%	$37,878	$24,347	$13,531	56%
Recurring revenue as % of total revenue	20%	28%			22%	22%

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

Joint development agreement and partnership related revenue was as follows for the periods presented:

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Joint development agreement and partnership revenue	$3,915	$128	$3,787	2959%	$7,033	$1,980	$5,053	255%
Total revenue	$19,250	$10,569	$8,681	82%	$37,878	$24,347	$13,531	56%
Joint development agreement and partnership revenue as % of total revenue	20%	1%			19%	8%
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
Service cost of sales. Cost of sales associated with our services primarily consists of personnel and related costs, expenses related to the development of customized platforms and workflows, feasibility studies on our platforms and service and warranty costs to support our customers. We maintain continuous efforts to increase reliability of our advanced automation systems.

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
Results of operations
The following tables set forth our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue:
Product revenue	$13,021	$9,107	$26,554	$19,790
Service revenue	6,229	1,462	11,324	4,557
Total revenue	19,250	10,569	37,878	24,347
Cost of sales:
Product cost of sales	3,332	2,384	7,035	5,004
Service cost of sales	3,190	1,223	5,664	2,402
Total cost of sales (1)	6,522	3,607	12,699	7,406
Gross profit	12,728	6,962	25,179	16,941
Operating expenses:
Research and development (1)	13,535	11,843	26,562	22,819
General and administrative (1)	11,725	4,193	20,692	8,190
Sales and marketing (1)	5,317	3,076	10,923	6,310
Total operating expenses	30,577	19,112	58,177	37,319
Loss from operations	(17,849)	(12,150)	(32,998)	(20,378)
Other income (expense):
Interest expense	(356)	(356)	(710)	(713)
Interest income	43	47	109	198
Other income (expense), net	34	37	53	62
Loss before income taxes	(18,128)	(12,422)	(33,546)	(20,831)
Provision for income taxes	26	8	43	24
Net loss and net comprehensive loss	$(18,154)	$(12,430)	$(33,589)	$(20,855)

(1)Amounts include stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of sales	$63	$54	$105	$60
Research and development	1,599	553	2,660	1,064
General and administrative	2,497	586	3,869	1,115
Sales and marketing	1,470	159	3,489	292
Total stock-based compensation expense	$5,629	$1,352	$10,123	$2,531

Comparison of the three and six months ended June 30, 2021 and 2020
Revenue

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Product revenue	$13,021	$9,107	$3,914	43%	$26,554	$19,790	$6,764	34%
Service revenue	6,229	1,462	4,767	326%	11,324	4,557	$6,767	148%
Total revenue	$19,250	$10,569	$8,681	82%	$37,878	$24,347	$13,531	56%

Product revenue increased by $3.9 million, or 43%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily driven by strong demand across our markets, especially from the Antibody Therapeutics, Gene and Cell Therapy market, resulting in an increase of $3.4 million from platform and system sales, including sales-type lease arrangements and license arrangements related to our workflows, an increase of $0.2 million in consumables sales driven by additional demand from our customers due to the increase in our installed base, and an increase of $0.3 million in subscription arrangement and related revenue driven by the launch of our subscription access program in 2020. During the three months ended June 30, 2021, we placed seven platforms as compared to the three months ended June 30, 2020 in which we placed in total four platforms.
Service revenue increased by $4.8 million, or 326%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily driven by higher revenue associated with joint development agreement and partnership revenue of $3.6 million as well as an increase from sales in service warranty and application support arrangements of $0.9 million, which resulted from the timing of activities performed and the timing of warranty renewals by our customers as their standard warranty periods expire and our platform placements increase.
Product revenue increased by $6.8 million, or 34%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily driven by higher revenue in all markets. Revenue from platform and system sales increased by $4.8 million, including sales-type lease arrangements and license arrangements related to our workflows and revenue from the sale of consumables increased by $1.3 million driven by additional demand due to the increase in our installed base. Revenue from subscription arrangements increased by $0.7 million for the six months ended June 30, 2021 compared to the same period in 2020. During the six months ended June 30, 2021 we placed seventeen platforms as compared to ten platforms in the six months ended June 30, 2020.
Service revenue increased by $6.8 million, or 148%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily driven by increased revenue associated with joint development and partnership revenue of $5.1 million, as well as an increase from sales in service warranty and application support arrangements of $1.7 million.
Cost of sales, gross profit and gross margin

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Product cost of sales	$3,332	$2,384	$948	40%	$7,035	$5,004	$2,031	41%
Service cost of sales	3,190	1,223	1,967	161%	5,664	2,402	3,262	136%
Total cost of sales	$6,522	$3,607	$2,915	81%	$12,699	$7,406	$5,293	71%
Gross profit	$12,728	$6,962	$5,766	83%	$25,179	$16,941	$8,238	49%
Gross margin	66%	66%			66%	70%
Product cost of sales increased by $0.9 million, or 40% and $2.0 million or 41% for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020 and was in line with product revenue growth.
Service cost of sales increased by $2.0 million, or 161% and $3.3 million or 136 % for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. The increase was primarily due to costs incurred for joint development agreements under which we provide services on a time-and-materials basis, as well as increased costs for extended warranty services as a result of the nature and timing of work performed under such arrangements.
Gross profit increased by $5.8 million, or 83%, for the three months ended June 30, 2021 and increased by $8.2 million, or 49 % for the six months ended June 30, 2021, respectively, compared.to the same periods in 2020. The increase in gross profit for the three and six months ended June 30, 2021 was primarily driven by higher revenues. Gross margin was 66% for the three months ended June 30, 2021 and 2020 and was 66% and 70% for the six months ended June 30, 2021 and 2020, respectively. Gross margin for the three and six months ended June 30, 2021, was impacted by the buy-down of two workflow programs in prior periods that are being developed in collaboration with Ginkgo Bioworks related to joint development and partnership agreements. While this buy-down does not impact our costs incurred, it reduces revenue and gross margin related to these specific programs upon execution on a go-forward basis.
Operating Expenses
Research and development

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Research and development	$13,535	$11,843	$1,692	14%	$26,562	$22,819	$3,743	16%
Research and development expense increased by $1.7 million, or 14%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to an increase in personnel-related expenses, including a $1.0 million increase in stock-based compensation expense primarily due to increased headcount as a result of our continued growth and also partially due to an increase in other costs, including testing and qualification materials and costs related to various projects to develop and improve systems, workflows, consumables and assays.
Research and development expense increased by $3.7 million, or 16%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was due to an increase in personnel-related expenses, including a $1.6 million increase in stock-based compensation expense resulting primarily from increased headcount, and also due to an increase in other costs, including testing and qualification materials and other costs related to various projects to develop and improve systems, workflows and assays.
General and administrative

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
General and administrative	$11,725	$4,193	$7,532	180%	$20,692	$8,190	$12,502	153%

General and administrative expense increased by $7.5 million, or 180%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to an increase in outside legal fees, including patent litigation support, as well as an increase in personnel-related expenses, including a $1.9 million increase in stock-based compensation expense primarily due to the growth of our operations, and increased insurance costs related primarily to requirements associated with operating as a public company.

General and administrative expense increased by $12.5 million, or 153%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to an increase in outside legal fees, including patent litigation support, as well as an increase in personnel-related expenses, including a $2.8 million increase in stock-based compensation expense primarily due to the growth of our operations, and increased insurance costs related primarily to requirements associated with operating as a public company.
Sales and marketing

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Sales and marketing	$5,317	$3,076	$2,241	73%	$10,923	$6,310	$4,613	73%

Sales and marketing expense increased by $2.2 million, or 73%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to an increase in personnel-related expenses, including a $1.3 million increase in stock-based compensation expense as a result of increased headcount and certain performance awards granted to a non-employee strategic advisor, and also due to an increase in marketing, advertising and other costs.
Sales and marketing expense increased by $4.6 million, or 73%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to an increase in personnel-related expenses, including a $3.2 million increase in stock-based compensation and also due to an increase in marketing, advertising and other costs.

Interest expense

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Interest expense	$356	$356	$—	—%	$710	$713	$(3)	—%
Interest expense remained flat at $0.4 million and $0.7 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. Interest expense resulted primarily from interest incurred on our loan from East West Bank, which has a fixed rate of interest.
Interest income

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Interest income	$43	$47	$(4)	(9%)	$109	$198	$(89)	(45%)
Interest income was flat for the three months ended June 30, 2021 and decreased $0.1 million for the six months ended June 30, 2021, compared to the three and six months ended June 30, 2020. The decrease in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to lower interest received on our cash and short-term deposits due to a decline in interest rates.
Other income (expense), net

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Other income (expense), net	$34	$37	$(3)	8%	$53	$62	$(9)	15%
Other income for the three and six months ended June 30, 2021 and 2020 was mainly comprised of foreign exchange gains and losses and other miscellaneous income.
Liquidity and capital resources
As of June 30, 2021, we had approximately $215.1 million in cash and cash equivalents which were primarily held in U.S. short-term bank deposit accounts and money market funds. Restricted cash of $0.3 million serves as collateral for our corporate credit card program. We have generated negative cumulative cash flows from operations since inception through June 30, 2021.
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

We currently anticipate making aggregate capital expenditures between approximately $8.5 million and $9.5 million during the next 12 months, which is expected to primarily include equipment to be used for manufacturing and research and development, as well as spend associated with the expansion of our facilities to support the growth of our operations.
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
East West Bank Loan and Security Agreement
On June 30, 2021, we entered into an Amended and Restated Loan and Security Agreement (the “Agreement”) with East West Bank (“EWB”) providing us with a $20.0 million term loan (“the Term Loan”) which has been used to refinance the term loan outstanding under the Loan and Security Agreement dated May 23, 2018. The Term loan matures in 48 months and bears interest at a fixed rate of 4.17%. The Term loan has an initial interest-only period of 24 months, which can be extended to up to 36 months based on the achievement of certain liquidity measures, and can be pre-paid without penalty at any time. The Agreement grants East West Bank a security interest in and liens on all assets of the Company, excluding intellectual property, which is subject to a double negative pledge. In addition, certain other terms of the Original Agreements as previously in effect were amended by the Agreement, including certain financial covenants.
We were in compliance with all covenants under the EWB Loan Agreement as of June 30, 2021
Furthermore, the Amended and Restated Loan and Security Agreement with East West Bank provides us with a new $10.0 million revolving credit (the “Revolving Line”), which bears interest on the outstanding daily balance thereof of 0.70% above the Prime Rate (as defined in the Agreement). No amounts were outstanding under the Revolving Line as of June 30, 2021.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(24,095)	$(20,979)
Investing activities	(4,382)	(1,316)
Financing activities	10,146	432
Net decrease in cash and cash equivalents and restricted cash	$(18,331)	$(21,863)

Operating activities

Net cash used in operating activities of $24.1 million for the six months ended June 30, 2021 was attributable to a net loss of $33.6 million and cash outflows of from changes in our net operating assets and liabilities, partially offset by non-cash charges, primarily related to stock-based compensation and depreciation and amortization. Cash outflow from our net operating assets and liabilities was primarily due to an increase in inventories resulting from an increase in raw materials and finished goods to support revenue growth and anticipated demand, an increase in accounts receivable due to an increase in revenue and the timing of invoicing, partially offset by an increase in deferred revenue and accounts payable due to the timing of advanced billings and revenue recognition as well as the timing of vendor invoicing and related payments.

Net cash used in operating activities of $21.0 million for the six months ended June 30, 2020 was attributable to a net loss of $20.9 million and cash outflows from changes in our net operating assets and liabilities, partially offset by non-cash charges, primarily related to stock-based compensation and depreciation and amortization. Cash outflow from our net operating assets and liabilities was primarily due to an increase in inventories due an increase in raw materials and finished goods to support revenue growth and anticipated demand and from an increase in prepaid expenses and deferred revenue as a result of timing of invoicing, partially offset by an increase in accounts payable and accrued expenses due to the timing of vendor payments.

Investing activities

Net cash used in investing activities was $4.4 million in the six months ended June 30, 2021 compared to $1.3 million in the six months ended June 30, 2020. The increase was primarily driven by the timing of capital expenditures. Capital expenditures for the first six months of 2021 include the expansion of our Biofoundry laboratory operations to support current and planned programs.
Financing activities
Net cash provided by financing activities was $10.1 million for the six months ended June 30, 2021 compared to $432,000 for the six months ended June 30, 2020. Net cash provided by financing activities during the six months ended June 30, 2021 related to proceeds received from the issuance of common stock upon the exercise of stock options as well as proceeds received related to the issuance of common stock under our employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2020 related to proceeds received from the issuance of common stock upon the exercise of stock options.
Concentration of credit risk
Most of the Company’s customers are located in the United States and Asia Pacific. For the three months ended June 30, 2021, three customers accounted for 27%, 18% and 11% of revenue. For the six months ended June 30. 2021, three customers accounted for 14%, 11% and 10% of revenue. For the three months ended June 30, 2020, four customers accounted for 18%, 18%, 17%, 16% of revenue. For the six months ended June 30, 2020, two customers accounted for 15% and 11% of revenue.
As of June 30, 2021, four customers comprised 28%, 18%, 17% and 10% of accounts receivable.
Contractual obligations and commitments
There have been no material changes to our contractual obligations as of June 30, 2021, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, with the following exceptions.
We purchase raw materials for inventory, services and equipment from a variety of vendors, including our contract manufacturers that manufacture our instruments and certain providers of our components for our consumable manufacturing. Total purchase obligations that are enforceable and legally binding on us and that specify all significant terms were $37.9 million as of June 30, 2021, of which $22.3 million are expected to be become due after December 31, 2021 and beyond.
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
We estimate the fair value of stock option awards on the grant date using the Black-Scholes option-pricing model. The fair value of stock option awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur. Stock option awards that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met. Compensation expense associated with performance awards that are determined to be probable of achievement is recognized over the requisite service period, provided the grantee remains an employee or consultant of the Company through each applicable vesting date. For performance awards not initially assessed as probable of achievement, we record a cumulative adjustment to compensation expense in the period we change our determination that a performance condition becomes probable of being achieved. We cease recognition of compensation expense in any periods where we determine the attainment of a performance condition is no longer probable. If the performance goals are determined to be improbable, no compensation expense is recognized and any previously recognized compensation expense is reversed.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in our Notes to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
JOBS Act accounting election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected not to use this extended transition period. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Based on the most recent measurement date, we will become a large accelerated filer on December 31, 2021 and no longer qualify as an emerging growth company.
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
Bank deposit and money market exposure. As of June 30, 2021, we had cash and cash equivalents, including restricted cash, of $215.3 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds, and bank deposits generate interest income at variable rates below 1%. A hypothetical 100 basis point decrease in interest rates would have no material effect on our interest income and financial results.
Foreign currency risk
Through June 30, 2021, we did not generate any revenue denominated in foreign currencies. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the US dollar, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Due to the COVID 19 pandemic, a significant portion of our employees are now working from home, and some employees are also under shelter-in-place orders or other restrictions. Business continuity plans were activated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 despite the fact that many of our associates are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize potential impacts on their design and operating effectiveness.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Unregistered Securities
There were no unregistered sales of the Company's equity securities during the three months ended June 30, 2021.
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
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amended and Restated Loan and Security Agreement, dated June 30, 2021, by and between East West Bank and Berkeley Lights, Inc.	8-K	001-39388	10.1	7/7/21
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
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

Berkeley Lights, Inc.

Date: August 11, 2021	By:	/s/ Kurt Wood
Kurt Wood Chief Financial Officer (Principal Financial Officer)