Form 10-Q
period 2021-09-30
Berkeley Lights, Inc.
filed 2021-11-04
CIK 1689657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2021, 67,474,697 shares of the registrant’s common stock, $0.00005 par value per share, were outstanding.

BERKELEY LIGHTS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Berkeley Lights, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
(In thousands, except share and per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$197,001	$233,408
Trade accounts receivable	24,713	12,939
Inventory	13,210	11,047
Prepaid expenses and other current assets	10,988	8,175
Total current assets	245,912	265,569
Restricted cash	270	270
Property and equipment, net	24,999	14,544
Operating lease right-of-use assets	26,785	16,718
Other assets	3,188	2,557
Total assets	$301,154	$299,658
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$12,822	$3,491
Accrued expenses and other current liabilities	10,210	8,401
Current portion of notes payable	—	11,594
Deferred revenue	11,282	5,482
Total current liabilities	34,314	28,968
Notes payable, net of current portion	19,746	8,301
Deferred revenue, net of current portion	1,819	1,709
Operating lease liability, noncurrent	25,090	15,899
Total liabilities	80,969	54,877
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.00005 par value. Authorized 10,000,000 shares at September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00005 par value. Authorized 300,000,000 shares at September 30, 2021 and December 31, 2020; issued and outstanding 67,456,239 and 64,486,246 shares at September 30, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	466,057	436,662
Accumulated deficit	(245,876)	(191,884)
Total stockholders’ equity	220,185	244,781
Total liabilities and stockholders’ equity	$301,154	$299,658
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(In thousands, except share and per share data)
Revenue:
Product revenue	$16,704	$14,103	$43,258	$33,893
Service revenue	7,620	4,105	18,944	8,662
Total revenue	24,324	18,208	62,202	42,555
Cost of sales:
Product cost of sales	4,797	3,463	11,832	8,467
Service cost of sales	4,114	1,937	9,778	4,339
Total cost of sales	8,911	5,400	21,610	12,806
Gross profit	15,413	12,808	40,592	29,749
Operating expenses:
Research and development	16,195	10,421	42,757	33,240
General and administrative	12,258	7,229	32,950	15,419
Sales and marketing	6,940	3,341	17,863	9,651
Total operating expenses	35,393	20,991	93,570	58,310
Loss from operations	(19,980)	(8,183)	(52,978)	(28,561)
Other income (expense):
Interest expense	(232)	(361)	(942)	(1,074)
Interest income	33	51	142	249
Other income (expense) , net	(170)	10	(117)	72
Loss before income taxes	(20,349)	(8,483)	(53,895)	(29,314)
Provision for income taxes	54	118	97	142
Net loss and net comprehensive loss	$(20,403)	$(8,601)	$(53,992)	$(29,456)

Net loss attributable to common stockholders per share, basic and diluted	$(0.30)	$(0.16)	$(0.81)	$(1.56)
Weighted-average shares used in calculating net loss per share, basic and diluted	67,213,282	53,596,982	66,428,303	20,041,080

See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except per share data)	Shares	Amount	Shares	Amount
Balances at June 30, 2021	—	$—	67,043,537	$4	$457,308	$(225,473)	$231,839
Shares issued in connection with:
Exercise of stock options	—	—	345,126	—	1,327	—	1,327
Vesting of restricted stock units	—	—	19,928	—	—	—	—
Employee stock purchase plan	—	—	47,648	—	1,487	—	1,487
Stock-based compensation	—	—	—	—	5,935	—	5,935
Net loss	—	—	—	—	—	(20,403)	(20,403)
Balances at September 30, 2021	—	$—	67,456,239	$4	$466,057	$(245,876)	$220,185

	Three Months Ended September 30, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except per share data)	Shares	Amount	Shares	Amount
Balances at June 30, 2020	50,462,272	$224,769	3,288,531	$—	$12,431	$(171,155)	$66,045
Conversion of convertible preferred stock into common stock	(50,462,272)	(224,769)	50,462,272	$3	$224,766	$—	$—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	9,315,000	$—	$187,935	$—	$187,935
Cashless exercise of common stock warrants	—	—	123,192	$—	$—	$—	$—
Shares issued in connection with:
Exercise of stock options	—	—	1,169,756	—	2,672	—	2,672
Vesting of shares subject to repurchase from early exercised options	—	—	—	—	88	—	88
Stock-based compensation	—	—	—	—	2,444	—	2,444
Net loss	—	—	—	—	—	(8,601)	(8,601)
Balances at September 30, 2020	—	$—	64,358,751	$3	$430,336	$(179,756)	$250,583

	Nine Months Ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except per share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2020	—	$—	64,486,246	$3	$436,662	$(191,884)	$244,781
Shares issued in connection with:
Exercise of stock options	—	—	2,767,866	1	9,673	—	9,674
Vesting of restricted stock units	—	—	39,119	—	—	—	—
Employee stock purchase plan	—	—	163,008	—	3,644	—	3,644
Stock-based compensation	—	—	—	—	16,078	—	16,078
Net loss	—	—	—	—	—	(53,992)	(53,992)
Balances at September 30, 2021	—	$—	67,456,239	$4	$466,057	$(245,876)	$220,185

	Nine Months Ended September 30, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except per share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2019	50,462,272	$224,769	3,073,067	$—	$9,314	$(150,300)	$83,783
Conversion of convertible preferred stock into common stock	(50,462,272)	(224,769)	50,462,272	$3	$224,766	$—	$—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	9,315,000	$—	$187,935	$—	$187,935
Cashless exercise of common stock warrants	—	—	123,192	$—	$—	$—	$—
Shares issued in connection with:
Exercise of stock options	—	—	1,385,220	—	3,105	—	3,105
Vesting of shares subject to repurchase from early exercised options	—	—	—	—	263	—	263
Stock-based compensation	—	—	—	—	4,953	—	4,953
Net loss	—	—	—	—	—	(29,456)	(29,456)
Balances at September 30, 2020	—	—	64,358,751	3	430,336	(179,756)	250,583

See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(53,992)	$(29,456)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,957	3,902
Stock-based compensation	16,085	5,066
Change in operating lease right-of-use assets	1,602	1,288
Non-cash interest and other (income) expense related to debt and note receivable agreements	51	51
Provision for excess and obsolete inventory	431	41
Loss on disposal and impairment of property and equipment	61	135
Changes in operating assets and liabilities:
Trade accounts receivable	(11,773)	(3,368)
Inventory	(5,121)	(5,847)
Prepaid expenses, other current assets and other assets	(3,345)	(707)
Trade accounts payable	8,096	664
Deferred revenue	5,910	(5,273)
Accrued expenses and other current liabilities	806	1,843
Operating lease liabilities	(1,478)	(1,332)
Net cash used in operating activities	(38,710)	(32,993)
Cash flows from investing activities:
Purchase of property and equipment	(10,715)	(1,821)
Net cash used in investing activities	(10,715)	(1,821)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net	—	190,585
Payment of issuance costs	—	(2,650)
Payment of debt issuance costs	(300)	—
Proceeds from issuance of common stock upon exercise of stock options	9,674	3,079
Proceeds from issuance of common stock under employee stock purchase plan	3,644	—
Net cash provided by financing activities	13,018	191,014
Net decrease in cash and cash equivalents and restricted cash	(36,407)	156,200
Cash and cash equivalents and restricted cash at beginning of period	233,678	81,303
Cash and cash equivalents and restricted cash at end of period	$197,271	$237,503

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
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and the accompanying notes. Despite the Company’s intentions to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed with the SEC on March 12, 2021.
Liquidity
The Company has experienced losses from its operations since its inception and has relied primarily on equity and debt financing to fund its operations and to a lesser degree cash flows generated by the sale of the Company’s product and services. For the three and nine months ended September 30, 2021, the Company had a consolidated net loss of $20.4 million and $54.0 million, respectively, and as of September 30, 2021 had an accumulated deficit of $245.9 million and unrestricted cash and cash equivalents of $197.0 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents balance as of September 30, 2021 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying consolidated financial statements.

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
(2)Summary of Significant Accounting Policies
Significant accounting policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission and have not materially changed during the three months ended September 30, 2021.
Revenue Recognition
The Company derives revenue from primarily two sources, product and service revenues, which are discussed further below.
The Company recognizes revenue using a five step process. This process involves identifying the contract with a customer, identifying the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract based on their stand-alone selling price, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service.
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

In certain markets, our products are sold to customers primarily through distributors. The terms of sales transactions to our distributors are substantially consistent with the terms of our direct sales to end customers.
The following describes the nature of the Company’s primary types of revenue and the revenue recognition policies and significant payment terms as they pertain to the types of transactions the Company enters into with its customers.
Product revenues
Product revenues are comprised of two major revenue streams, direct platform sales and consumables. Direct platform sales revenues are comprised of advanced automation systems, which include the Beacon and Lightning systems, (including fully-paid workflow licenses) as well as Culture Station instruments. Consumables revenues are comprised of OptoSelect chips required to run the system as well as reagent kits. Direct platform sales also include revenue from certain historical subscription arrangements in which customers are able to subscribe to a specific workflow and pay a quarterly fee over a fixed period of time which covers the annual workflow license, the advanced automation system, as well as warranty and service. While the majority of the Company’s revenue under its Tech Access subscription falls into the service category, consumables and certain other deliverables under the Tech Access subscription are categorized a product revenues. The Company’s standard arrangement with its customers is generally a purchase order or an executed contract. Revenue on product sales is recognized when control has transferred to the customer which typically occurs when the product has been shipped to the customer, risk of loss has transferred to the customer and the Company has a present right to payment for the system, chip or kit, as applicable. In certain limited circumstances when a product sale includes client acceptance provisions, the Company will first assess such terms to determine if the control of the good is being transferred to the customer in accordance with the agreed-upon specifications in the contract. To the extent that such acceptance provisions can be objectively determined to be aligned with the standard specifications of the arrangement, are defined and easily evaluated for completion, as well as do not afford the customer any additional rights or create additional performance obligations for the Company, such provisions would be determined perfunctory and would not preclude revenue recognition presuming all other criteria are met. If such acceptance provisions are considered to be substantive, revenue is recognized either when client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the client acceptance provisions have been satisfied. Payment terms are generally thirty to ninety days from the date of invoicing.
On a limited basis, the Company also enters into fixed-term sales-type lease arrangements with certain qualified customers. Revenue from sales-type lease arrangements is generally recognized in a manner consistent with platform systems, assuming all other revenue recognition criteria have been met.

Service revenues

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service revenues primarily consist of joint development agreements, service and warranty, training and installation services, platform support and feasibility studies on the Company’s advanced automation systems and workflows. Joint development agreements are agreements whereby the Company provides services for, among other things, the development of customized workflows, screening capabilities, or for customized consumables or advanced automation systems to meet a specific customer’s needs. These contracts can be executed on a time-and-materials basis and in certain cases include defined milestones associated with these development activities over extended periods of time, some in excess of twenty-four months. The Company’s services are generally provided primarily on a fixed fee basis with defined billing schedules. The Company reviews Joint development agreements for revenue recognition at contract inception and generally recognizes revenue from these contracts over time, using either an input measure of progress based on costs incurred to date relative to total expected costs or on a time and materials basis.
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
Contract assets and contract liabilities
Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. The Company’s contract asset balances of $3.5 million and $2.7 million as of September 30, 2021 and December 31, 2020, respectively, are primarily from its sales-type lease arrangements as well as its development and feasibility study agreements. The Company does not have impairment losses associated with contracts with customers for the three and nine months ended September 30, 2021 and 2020.
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
Costs to obtain or fulfill a contract
Origination costs relate primarily to the payment of sales commissions to individuals that are directly related to sales transactions. Fulfillment costs generally include the direct cost of services such as platform support and feasibility studies.
Origination and fulfillment costs that are internal to the Company are generally expensed when incurred because most of those costs are incurred concurrently with the delivery of the related goods and services, which are

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
predominantly recognized at a point in time or are less than one year in nature. The origination costs that are related to long-term development agreements are capitalized and amortized over the relevant service period.
The origination costs that are related to long-term development agreements are not material as of September 30, 2021 and 2020.
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
Product Warranties
The Company provides a 13-month from shipment date assurance-type warranty on its platforms and chip consumables. Upon shipment, the Company establishes an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor, and overhead costs. While management believes that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in the Company’s products could result in actual expenses that are below those currently estimated.
Leases
The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter, if modified. The lease term includes any renewal options and termination options that the Company is reasonably certain to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of probable credit losses in its existing trade accounts

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
receivable. At each of September 30, 2021 and 2020, the Company had not recorded any material allowance for doubtful accounts.
Most of the Company’s customers are located in the United States and Asia Pacific. For the three months ended September 30, 2021, four customers accounted for 16%, 15%, 10% and 10% of revenue. For the nine months ended September 30. 2021, three customers accounted for 21%, 15% and 10% of revenue. For the three months ended September 30, 2020, five customers accounted for 12%, 11%, 11%, 11% and 10% of revenue. For the nine months ended September 30, 2020, one customer accounted for 10% of revenue.
As of September 30, 2021, four customers comprised 17%, 15%, 12% and 10% of accounts receivable. As of December 31, 2020, three customers accounted for 42%, 21% and 15% of accounts receivable.
(4)Revenue From Contracts With Customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by type of customer or sales channel, market segment as defined by nature of workflows and activities of the end customer and timing of revenue recognition (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Type of Sales Channel
Direct sales channel	$16,567	$18,073	$37,109	$38,804
Distributor channel	7,757	135	25,093	3,751
Net revenues	$24,324	$18,208	$62,202	$42,555

Market
Antibody therapeutics	$18,440	$12,964	$47,226	$34,741
Synthetic biology	2,562	2,193	6,402	4,365
Gene therapy	2,053	—	5,336	—
Agricultural biology	642	—	642	—
Cell therapy	627	3,051	2,596	3,449
Net revenues	$24,324	$18,208	$62,202	$42,555

Timing of Revenue Recognition
Goods and services transferred at a point in time	$16,619	$13,786	$42,205	$33,364
Goods and services transferred over time	7,705	4,422	19,997	9,191
Net revenues	$24,324	$18,208	$62,202	$42,555
Revenues by market are determined by the revenue associated with workflows that the Company’s customers are utilizing, primarily on our Beacon platform, or by the nature of the workflows that the Company is developing under joint development and partnership agreements. Revenues by geographical markets are presented in Note 15.
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
As of September 30, 2021, the aggregate amount of remaining performance obligations that are unsatisfied or partially unsatisfied related to customer contracts extending over one year was $6.6 million, which includes deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 45% is expected to be recognized as revenue in the next 12 months, with the remainder recognized afterwards.
Contract balances
The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	September 30, 2021	December 31, 2020
Trade accounts receivable	$24,713	$12,939
Contract assets, which are included in “Prepaid expenses and other current assets”	1,689	1,310
Contract assets, long-term, which are included in “Other assets”	1,832	1,375
Deferred revenue (current)	11,282	5,482
Deferred revenue (non-current)	1,819	1,709

The contract liabilities of $13.1 million and $7.2 million as of September 30, 2021 and December 31, 2020, respectively, consisted of deferred revenue related to extended warranty service agreements, joint development agreements, and advanced billings on advanced automation systems arrangements. Revenue recorded during the three and nine months ended September 30, 2021 included $0.6 million and $4.9 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2020.
Sales-type lease arrangements
The Company also enters into sales-type lease arrangements with certain qualified customers. Revenue related to lease elements from sales-type leases is presented as product revenue and was none and $2.7 million for the three and nine months ended September 30, 2021, respectively and none for the three and nine months ended September 30, 2020.
The following tables presents the future maturity of the Company’s fixed-term customer leases and reconciles the undiscounted cash flows from the amounts due from customers under such arrangements as of September 30, 2021 (in thousands):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Year ending December 31,	Sales-Type Leases
Remainder of 2021	$893
2022	2,098
2023	445
2024 and thereafter	853
Total undiscounted cash flows	$4,289
Less: unearned income	(549)
Total amounts due from customers, gross	$3,740
(5)Balance Sheet Accounts
Inventory
The following table shows the components of inventory (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$8,378	$6,675
Finished goods	4,832	4,372
Total	$13,210	$11,047
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	September 30, 2021	December 31, 2020
Contract asset	$1,689	$1,310
Vendor deposits	1,495	1,346
Deferred costs	487	292
Prepaid insurance	3,485	2,401
Other	3,832	2,826
Total	$10,988	$8,175
Accrued expenses and other current liabilities
The following table shows the components of accrued expenses and other current liabilities (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll and employee related expenses	$4,243	$4,152
Lease liability – short-term	2,909	1,909
Accrued product warranty	1,289	1,271
Accrued legal expenses	707	606
Other	1,062	463
Total	$10,210	$8,401

(6)Fair Value of Financial Instruments

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$25,137	$25,137	$—	$—
Total	$25,137	$25,137	$—	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$25,133	$25,133	$—	$—
Total	$25,133	$25,133	$—	$—

The carrying values and fair values of the Company’s financial instruments not measured at fair value were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$19,746	$19,288	$19,895	$19,949
The Company estimated the fair value of its long-term debt using a market-based approach that considers an average cost of debt. The Company has incorporated its own credit risk for all liability fair value measurements. Such fair value measurements are considered Level 2 under the fair value hierarchy.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.
(7)Property and Equipment, net
Property and equipment, net comprised the following (in thousands):

	September 30, 2021	December 31, 2020
Equipment, tooling and molds	$30,740	$21,118
Computer software and equipment	2,945	2,153
Furniture, fixtures and other	1,809	1,739
Leasehold improvements	5,656	5,597
Construction in process	4,091	275
Total property and equipment	$45,241	$30,882
Less: Accumulated depreciation	(20,242)	(16,338)
Property and equipment, net	$24,999	$14,544
Total depreciation expense for the three and nine months ended September 30, 2021 was $1.3 million and $4.0, respectively. Total depreciation expense for three and nine months ended September 30, 2020 was $1.3 million and $3.9 million, respectively.
During the three and nine months ended September 30, 2021 and 2020, losses on the impairment and disposal of property and equipment was not material.
(8)Leases
The Company leases office, manufacturing, distribution and laboratory facilities in Emeryville, California under multiple operating leases. During the third quarter of 2021 the company extended the term for its leases related to the facilities in Emeryville and these leases will now expire in 2029. Also during the third quarter of 2021, the company entered into a seven year lease of space for office and laboratory operations in Lexington, Massachusetts, which commenced on July 1, 2021. Commitments under this lease total approximately $4.0 million.
The Company also leases two facilities in Shanghai, China for office and laboratory facilities under operating lease agreements that were entered into in July 2020.
Future payments associated with the Company’s operating lease liabilities as of September 30, 2021 are as follows (in thousands):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Operating leases
Undiscounted lease payments for the year ending December 31,
Remainder of 2021	$1,060
2022	4,202
2023	4,275
2024	4,355
2025	4,486
Thereafter	16,843
Total undiscounted lease payments	35,221
Less: implied interest	(5,796)
Less: tenant improvement allowances receivable	(1,426)
Present value of operating lease payments	27,999
Less: current portion	(2,909)
Total long-term operating lease liabilities	$25,090
Rent expense for the three and nine months ended September 30, 2021 was $1.0 million and $2.7 million, respectively. Rent expense for the three and nine months ended September 30, 2020 was $0.6 million and $1.8 million, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.6 million and $1.7 million for the three and nine months ended September 30, 2021, respectively, including non-lease components such as common area maintenance fees. Variable lease payments for operating leases were $0.4 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, including non-lease components such as common area maintenance fees.
The following information presents certain quantitative information related to our lease arrangements (in thousands):

Nine months ended September 30, 2021

Right-of-use assets obtained in exchange for new operating lease liabilities - New leases	$3,348
Right-of-use assets obtained in exchange for new operating lease liabilities - Modification of existing leases	$8,320
Cash paid for amounts included in the measurement of lease liabilities	$2,628
The following summarizes additional information related to operating leases:

September 30, 2021
Weighted-average remaining lease term (years)	7.76
Weighted-average discount rate	4.67%

The Company also enters into leasing transactions in which the Company is the lessor, which to date have been classified as sales-type leases. See Note 4 of these condensed consolidated financial statements for the related lease disclosures.
(9)Notes Payable

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On May 23, 2018, the Company entered into a Loan and Security Agreement with East West Bank (“EWB”) providing it the ability to borrow up to $20.0 million. The loan facility was fully drawn as of May 23, 2018.
On June 30, 2021, the Company entered into an Amended and Restated Loan and Security Agreement (the “Agreement”) with EWB. Pursuant to the Agreement, EWB provided a $20.0 million term loan (“the Term Loan”) which shall be used to refinance the term loan outstanding under the Loan and Security Agreement dated May 23, 2018. The Term Loan matures in 48 months and bears interest at a fixed rate of 4.17%. The Term Loan has an initial interest-only period of 24 months, which can be extended to up to 36 months based on the achievement of certain liquidity measures, and can be pre-paid without penalty at any time. The Agreement grants EWB a security interest in and liens on all assets of the Company, excluding intellectual property, which is subject to a double negative pledge. In addition, certain other terms of the original agreements as previously in effect were amended by the Agreement, including certain financial covenants. The Amended and Restated Loan and Security Agreement was accounted for as a debt modification and the Company capitalized incremental debt issuance costs.
Furthermore, the Agreement also provided the Company with a new $10.0 million revolving credit (the “Revolving Line”), which bears interest on the outstanding daily balance thereof of 0.70% above the Prime Rate (as defined in the Agreement). No amounts were outstanding under the Revolving Line as of September 30, 2021.
The following is a schedule of payments due on notes payable as of September 30, 2021 (in thousands):

September 30, 2021
Year Ending December 31:
Remainder of 2021	$213
2022	846
2023	6,617
2024	10,406
2025	4,210
Total payments due	22,292
Less:
Interest payments, loan discounts and financing costs	(2,546)
Current portion, less loan discounts and financing costs	—
Notes payable, net of current portion	$19,746
Total interest cost incurred for the three and nine months ended September 30, 2021 was $0.2 million and $0.9 million, respectively. Total interest cost incurred for the three and nine months ended September 30, 2020 was $0.4 million and $1.1 million, respectively.
(10)Stock Compensation Plans
Stock-based compensation
Stock-based compensation related to the Company's stock-based awards was recorded as an expense and allocated as follows (in thousands):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of sales	$85	$116	$190	$176
Research and development	1,508	820	4,168	1,884
General and administrative	2,562	1,406	6,431	2,521
Sales and marketing	1,807	193	5,296	485
Total stock-based compensation	$5,962	$2,535	$16,085	$5,066
Stock-based compensation capitalized in inventory was not material as of September 30, 2021 and December 31, 2020.
(11)Income Taxes
The Company’s provision for income taxes was $54,000 and $97,000, respectively, for the three and nine months ended September 30, 2021 and $118,000 and $142,000, respectively, for the three and nine months ended September 30, 2020. The Company maintains a full valuation allowance on its deferred tax assets, and intends to do so until there is sufficient evidence to support the reversal of all or some portion of these allowances.
(12)Statements of Cash Flows
The supplemental cash flow information consists of the following (in thousands):

	Nine months ended September 30,
	2021	2020
Cash paid for interest	$828	$1,028
Cash paid for income taxes	$3	$18

Non-cash investing and financing activities
Inventory transferred to property and equipment (1)	$2,830	$—
Change in accounts payable and accrued liabilities related to purchases of property and equipment	$1,238	$274
Release of repurchase rights on early exercised options	$—	$264

(1) The non-cash transfer of inventory to property and equipment principally relates to Beacons that were transferred to our Biofoundry operations in the first and second quarters of 2021. As a result of the growth of our Biofoundry operations, including growth in the number of Beacons used to fulfill joint development agreements, beginning in the third quarter of 2021, Beacons that are used in our Biofoundry operations will be categorized as “Purchase of property and equipment.”
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
following patents exclusively licensed by AbCellera by making, using, offering for sale, selling and/or importing the Company’s Beacon and Culture Station instruments and the OptoSelect chips, and sale of the Opto Plasma B Discovery Workflow: U.S. Patent Nos. 10,107,812, 10,274,494, 10,466,241, 10,578,618, 10,697,962, 10,087,408, 10,421,936 and 10,704,018 (“AbCellera I”).

In August 2020, AbCellera filed a second complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,718,768, 10,738,270, 10,746,737, and 10,753,933 (“AbCellera II”). In September 2020, AbCellera filed amended complaints in each of AbCellera I and AbCellera II adding The University of British Columbia (“UBC”) as a named plaintiff. Also in September 2020, AbCellera and UBC filed a third complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,775,376, 10,775,377, and 10,775,378 (“AbCellera III”). AbCellera and UBC are seeking, among other things, judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In addition to procedural motions, the Company has filed an answer and counterclaims in response to each of the AbCellera I, AbCellera II and AbCellera III lawsuits. The Company’s counterclaims in each lawsuit include counts for declaratory judgment of non-infringement of the asserted patents, for declaratory judgment of invalidity of the asserted patents and for declaratory judgment of unenforceability of the asserted patents due to inequitable conduct. The Company filed a motion to transfer the AbCellera I, AbCellera II and AbCellera III lawsuits to the United States District Court for the Northern District of California, which was granted and where the lawsuits have been consolidated and are now pending (the “consolidated lawsuit”). On May 6, 2021, and pursuant to Court Order, AbCellera and UBC reduced, without prejudice, the asserted patents in the consolidated lawsuit to the following: US Patent Nos. 10,087,408, 10,421,936, 10,738,270, 10,697,962, 10,753,933, 10,775,376 and 10,775,378. On July 1, 2021, the court granted the Company’s motion to amend its answer and counterclaims to add federal and state unfair competition counterclaims against AbCellera Biologics; on July 22, 2021, the Company filed its amended answer and counterclaims. Also on July 1, 2021 the court issued a Case Management Order that, among other things, scheduled a jury trial date of December 12, 2022, and requires AbCellera and UBC to reduce the number of asserted patents to no more than two, and the total asserted patent claims to no more than four per patent prior to the trial.

Also in July 2021, the Company filed petitions for Inter Partes Review (“IPR”) with the United States Patent & Trademark Office (“USPTO”), challenging the validity of various asserted claims of U.S. Patent No. 10,087,408 and all asserted claims of U.S. Patent No. 10,421,936, then filed a motion in the district court to stay the consolidated lawsuit pending the outcome of the IPR proceedings. In August 2021, the Company filed a third petition for IPR with the USPTO, challenging the validity of all asserted claims of U.S. Patent No. 10,739,270. Also in August 2021, the court granted the Company’s motion to stay the consolidated AbCellera I, AbCellera II, and AbCellera III lawsuits pending the outcome of the IPR proceedings.

In August 2020, the Company filed a complaint in the United States District Court for the Northern District of California against AbCellera and Lineage BioSciences, Inc., an entity previously acquired by AbCellera (“AbCellera IV”). The complaint included two counts of unfair competition and one count of a declaratory judgment of non-infringement of U.S. Patent No. 10,058,839. The Company was seeking, among other things, damages and a judgment of non-infringement. In October 2020, the Company filed an amended complaint asserting the same three counts and AbCellera and Lineage filed a motion to dismiss the amended complaint, which was granted, without prejudice, in part. In light of the Company’s amended answer and counterclaims in the consolidated lawsuits, which were amended to include its federal and state unfair competition claims as discussed above, in July 2021 the Company filed a notice of dismissal without prejudice in the AbCellera IV lawsuit, resulting in its termination.

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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
it to seek licenses from or pay royalties to AbCellera and/or UBC, or prevent it from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
No provision has been made for litigation because the Company believes that it is not probable that a liability had been incurred as of September 30, 2021.
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
Product Warranty
The table below represents the activity in the product warranty accrual included in accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$1,190	$1,184	$1,271	$1,065
Adjustments to existing warranties	(46)	(349)	(412)	(562)
Provision for new warranties	354	410	971	960
Settlement of pre-existing warranties	(209)	(181)	(541)	(399)
Balance, end of period	$1,289	$1,064	$1,289	$1,064
(14)Net Loss Attributable to Common Stockholders Per Share
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.
The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(20,403)	$(8,601)	$(53,992)	$(29,456)
Cumulative undeclared dividends on Series D convertible preferred stock	—	(140)	—	(1,735)
Net loss attributable to common stockholders, basic and diluted	$(20,403)	$(8,741)	$(53,992)	$(31,191)
Denominator
Weighted-average shares used to compute net income per share, basic and diluted	67,213,282	53,596,982	66,428,303	20,041,080
Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.16)	$(0.81)	$(1.56)

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Convertible preferred stock (on an if-converted basis)	—	—	—	—
Options to purchase common stock	7,080,020	9,818,701	7,080,020	9,818,701
Restricted stock units	—	—	—	—
Restricted shares of common stock related to early exercise of options	520,494	7,344	520,494	7,344
Warrants to purchase Series C convertible preferred stock	—	—	—	—
Total	7,600,514	9,826,045	7,600,514	9,826,045
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
The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
North America	$11,134	$7,050	$27,370	$21,200
Asia Pacific	9,797	6,061	27,496	13,165
Europe	3,393	5,097	7,336	8,190
	$24,324	$18,208	$62,202	$42,555
North America includes the United States and related territories. Asia Pacific also includes Australia.
As of September 30, 2021 and December 31, 2020, substantially all of the Company’s long-lived assets were located in the United States of America.

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
•our ability to manage our supply chain;
•competitive companies and technologies and our industry;
•our ability to manage and grow our business by expanding our sales to existing customers or introducing our products and workflows to new customers;
•our continuing efforts to improve the quality and increase the reliability of our advanced automation systems;
•our ability to develop and commercialize new products and workflows;
•our ability to perform in our existing joint development and partnership agreements and engage in new arrangements;
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

Our commercial workflows, each of which are distinct offerings, are made up of four modules we call Import, Culture, Assay and Export. These modules can be adapted, interchanged and deployed with a variety of single-cell assays to address specific applications and a variety of cell types. We believe this versatility facilitates rapid development of new workflow offerings and expansive workflow commercialization opportunities. We have developed and will continue to develop and commercialize proprietary workflows across large markets by leveraging existing workflows and assays. Over time, our goal is to enable customers to standardize many of their processes on our platform utilizing our workflows. We believe we are the only company commercializing a platform that can do this in a scalable way. From the initial launch of our platform in 2016 through September 30, 2021, we have commercially launched ten workflows.
Our customer base is comprised of companies from the pharmaceutical industry, biotechnology companies, agriculture companies and government and academia institutions who leverage our platforms and workflows across established industry markets, including antibody therapeutics, cell therapy, gene therapy, including viral vector manufacturing, agricultural biology and synthetic biology.
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
Since our inception in 2011, we have incurred net losses in each year. Our net losses were $20.4 million and $8.6 million for the three months ended September 30, 2021 and 2020, respectively, and $54.0 and $29.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $245.9 million and cash and cash equivalents totaling $197.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.
Certain of our financial results and other key operational developments for the three and nine months ended September 30, 2021 include the following:
•Total revenue for the three months ended September 30, 2021 was $24.3 million compared to $18.2 million for the same period in 2020. Total revenue for the nine months ended September 30, 2021 was $62.2 million compared to $42.6 million for the same period in 2020.
•Gross profit for the three and nine months ended September 30, 2021 increased to $15.4 million and $40.6 million, respectively from $12.8 million and $29.7 million, respectively, for the three and nine months ended September 30, 2020.

COVID-19 Update

The COVID-19 pandemic continues to present business challenges in 2021. We have initiated a plan to reintroduce more employees into the workplace as vaccine rates increase and the number of positive COVID-19 cases continue to decrease. Although a certain number of our general and administrative employees continue to work partly, or primarily, from home, as do many of our sales and marketing employees, and we have not returned to pre-pandemic operations, we are starting to experience stabilization of our employee on-site attendance. During the nine months ended September 30, 2021, our production, shipping and customer service functions have remained operational to maintain a continuous supply of products both to our customers and for our internal research and development activities. We are communicating regularly with our suppliers so that our supply chain remains intact. We are closely monitoring global supply issues around materials, parts and components, including plastics and integrated circuit chips, and we have not experienced any material supply issues to date. We continue to monitor US and applicable State government and agency directives and guidelines, including those issued by the State of California’s Division of Occupational Safety and Health, better known as Cal/OSHA.
Although we believe the COVID-19 pandemic did not have a significant impact on our financial results in the nine months ended September 30, 2021, the ultimate impact of COVID-19 on our operations and financial performance in future periods remains uncertain and will depend on future pandemic related developments. COVID-19 pandemic developments that may impact our business include, the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines and therapies, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted.
Components of results of operations
Revenue
Our revenue consists of both product and service revenue, which is generated through the following revenue streams: (i) direct platform sales (advanced automation systems, fully-paid workflow license agreements and platform support), (ii) recurring revenue (annual workflow license agreements, workflow subscription agreements, consumables, service and extended or enhanced warranty contracts), and revenues under our Tech Access subscription model, and (iii) revenue from partnerships related to our joint development agreements, and to a lesser extent feasibility studies. Sales of advanced automation systems, recurring revenue from consumables, workflow subscription agreements, and workflow licenses are defined as product revenue; and revenue from joint development agreements and partnerships, service and extended or enhanced warranty contracts, feasibility studies and platform support are defined as service revenue in our consolidated results of operations. We launched our Tech Access subscription model in June 2021.
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

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Direct platform sales	$14,128	$12,394	$1,734	14%	$36,633	$29,361	$7,272	25%
Total revenue	$24,324	$18,208	$6,116	34%	$62,202	$42,555	$19,647	46%
Direct platform sales as % of total revenue	58%	68%			59%	69%

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

Recurring revenue was as follows for the periods presented:

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Recurring revenue	$4,733	$3,671	$1,062	29%	$13,073	$9,072	$4,001	44%
Total revenue	$24,324	$18,208	$6,116	34%	$62,202	$42,555	$19,647	46%
Recurring revenue as % of total revenue	19%	20%			21%	21%

Revenue from joint development agreements and partnerships: Joint development agreements and partnerships, including collaboration agreements, are arrangements whereby we provide services for the development of new workflows, cell, or organism types, or deliver specific biological assets to meet specific customers’ needs. Such contracts can be executed on a time-and-materials basis or include defined milestones associated with these development activities over extended periods of time, some in excess of twenty-four months. Our joint development agreements that include formal milestones may include formal customer acceptance clauses as each milestone is completed as well as an approval to proceed with the next milestone. Some development agreements may also include a prerequisite feasibility study to determine proof of concept before any work is initiated. We generally recognize revenue over time using an input measure of progress based on costs incurred to date as compared to the total estimated costs (i.e. percentage of completion), or in certain instances on a time-and-materials basis, depending on the terms of the development agreement. We periodically review and update our estimates which may adjust revenue recognized for the period. Revenue from joint development and partnership agreements can vary over time as different projects start, progress, and complete. On occasion, we also perform feasibility studies prior to a direct platform sale in the event customers require specific platform validation prior to purchase.

Joint development agreement and partnership related revenue was as follows for the periods presented:

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Joint development agreement and partnership revenue	$5,463	$2,143	$3,320	155%	$12,496	$4,122	$8,374	203%
Total revenue	$24,324	$18,208	$6,116	34%	$62,202	$42,555	$19,647	46%
Joint development agreement and partnership revenue as % of total revenue	23%	12%			20%	10%

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
Results of operations
The following tables set forth our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue:
Product revenue	$16,704	$14,103	$43,258	$33,893
Service revenue	7,620	4,105	18,944	8,662
Total revenue	24,324	18,208	62,202	42,555
Cost of sales:
Product cost of sales	4,797	3,463	11,832	8,467
Service cost of sales	4,114	1,937	9,778	4,339
Total cost of sales (1)	8,911	5,400	21,610	12,806
Gross profit	15,413	12,808	40,592	29,749
Operating expenses:
Research and development (1)	16,195	10,421	42,757	33,240
General and administrative (1)	12,258	7,229	32,950	15,419
Sales and marketing (1)	6,940	3,341	17,863	9,651
Total operating expenses	35,393	20,991	93,570	58,310
Loss from operations	(19,980)	(8,183)	(52,978)	(28,561)
Other income (expense):
Interest expense	(232)	(361)	(942)	(1,074)
Interest income	33	51	142	249
Other income (expense), net	(170)	10	(117)	72
Loss before income taxes	(20,349)	(8,483)	(53,895)	(29,314)
Provision for income taxes	54	118	97	142
Net loss and net comprehensive loss	$(20,403)	$(8,601)	$(53,992)	$(29,456)

(1)Amounts include stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of sales	$85	$116	$190	$176
Research and development	1,508	820	4,168	1,884
General and administrative	2,562	1,406	6,431	2,521
Sales and marketing	1,807	193	5,296	485
Total stock-based compensation expense	$5,962	$2,535	$16,085	$5,066

Comparison of the three and nine months ended September 30, 2021 and 2020
Revenue

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Product revenue	$16,704	$14,103	$2,601	18%	$43,258	$33,893	$9,365	28%
Service revenue	7,620	4,105	3,515	86%	18,944	8,662	$10,282	119%
Total revenue	$24,324	$18,208	$6,116	34%	$62,202	$42,555	$19,647	46%

Product revenue increased by $2.6 million, or 18%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily driven by strong demand across our markets, especially from the Antibody Therapeutics market resulting in an increase of $2.0 million from platform and system sales, including sales-type lease arrangements and license arrangements related to our workflows, and service revenue, an increase of $0.4 million in consumables sales driven by additional demand from our customers due to the increase in our installed base, and an increase of $0.2 million in subscription arrangement and related revenue. During the three months ended September 30, 2021, we placed thirteen platforms, inclusive of three TechAccess subscriptions booked and announced in the second quarter of 2021. During the three months ended September 30, 2020 we placed in total eight platforms.
Service revenue increased by $3.5 million, or 86%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily driven by higher revenue associated with joint development agreement and partnership revenue of $3.3 million from significant new contracts signed during 2021, as well as an increase from sales in service warranty and application support arrangements of $0.2 million.
Product revenue increased by $9.4 million, or 28%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily driven by higher revenue in all markets. Revenue from platform and system sales increased by $6.8 million, including sales-type lease arrangements and license arrangements related to our workflows and revenue from the sale of consumables increased by $1.7 million driven by additional demand due to the increase in our installed base. Revenue from subscription arrangements increased by $0.9 million for the nine months ended September 30, 2021 compared to the same period in 2020. During the nine months ended September 30, 2021 we placed thirty platforms. During the nine months ended September 30, 2020 we placed eighteen platforms.

Service revenue increased by $10.3 million, or 119 % for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily driven by increased revenue associated with joint development and partnership revenue of $8.4 million, as well as an increase from sales in service warranty and application support arrangements of $1.9 million.
Cost of sales, gross profit and gross margin

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Product cost of sales	$4,797	$3,463	$1,334	39%	$11,832	$8,467	$3,365	40%
Service cost of sales	4,114	1,937	2,177	112%	9,778	4,339	5,439	125%
Total cost of sales	$8,911	$5,400	$3,511	65%	$21,610	$12,806	$8,804	69%
Gross profit	$15,413	$12,808	$2,605	20%	$40,592	$29,749	$10,843	36%
Gross margin	63%	70%			65%	70%
Product cost of sales increased by $1.3 million, or 39% and $3.4 million or 40% for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020 and was in line with product revenue growth.
Service cost of sales increased by $2.2 million, or 112% and $5.4 million or 125% for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. The increase was primarily due to costs incurred for joint development agreements, as well as increased costs for extended warranty services as a result of the nature and timing of work performed under such arrangements.
Gross profit increased by $2.6 million, or 20%, for the three months ended September 30, 2021 and increased by $10.8 million, or 36 % for the nine months ended September 30, 2021, respectively, compared.to the same periods in 2020. The increase in gross profit for the three and nine months ended September 30, 2021 was primarily driven by higher revenues. Gross margin was 63% and 70% for the three months ended September 30, 2021 and 2020, respectively and was 65% and 70% for the nine months ended September 30, 2021 and 2020, respectively.
Gross margin for the three and nine months ended September 30, 2021, was negatively impacted by the buy-down of two workflow programs in prior periods that are being developed in collaboration with Ginkgo Bioworks to use the workflows in relation to certain joint development and partnership agreements. While this buy-down does not impact our costs incurred, it reduces revenue and gross margin related to these specific programs upon execution on a go-forward basis.
Operating Expenses
Research and development

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Research and development	$16,195	$10,421	$5,774	55%	$42,757	$33,240	$9,517	29%
Research and development expense increased by $5.8 million, or 55%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to an increase in personnel-related expenses, including a $0.7 million increase in stock-based compensation expense primarily due to increased headcount as a result of our continued growth and also partially due to an increase in other costs, including testing and qualification materials and costs related to various projects to develop and improve systems, workflows, consumables and assays.
Research and development expense increased by $9.5 million, or 29%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was due to an increase in personnel-related expenses, including a $2.3 million increase in stock-based compensation expense resulting primarily from increased headcount, and also due to an increase in other costs, including testing and qualification materials and other costs related to various projects to develop and improve systems, workflows and assays.
General and administrative

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
General and administrative	$12,258	$7,229	$5,029	70%	$32,950	$15,419	$17,531	114%

General and administrative expense increased by $5.0 million, or 70%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to an increase in outside legal fees, including patent litigation support, as well as an increase in personnel-related expenses, including a $1.2 million increase in stock-based compensation expense primarily due to the growth of our operations, and increased costs to improve our information processes and systems and implement the financial reporting, compliance and other infrastructure required for a public company.

General and administrative expense increased by $17.5 million, or 114%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in outside legal fees, including patent litigation support, as well as an increase in personnel-related expenses, including a $3.9 million increase in stock-based compensation expense primarily due to the growth of our operations, and increased costs to improve our information processes and systems and implement the financial reporting, compliance and other infrastructure required for a public company.
Sales and marketing

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Sales and marketing	$6,940	$3,341	$3,599	108%	$17,863	$9,651	$8,212	85%

Sales and marketing expense increased by $3.6 million, or 108%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to an increase in personnel-related expenses, including a $1.6 million increase in stock-based compensation expense as a result of increased headcount and certain performance awards granted to a non-employee strategic advisor, and also due to an increase in marketing, advertising and other costs.

Sales and marketing expense increased by $8.2 million, or 85%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in personnel-related expenses, including a $4.8 million increase in stock-based compensation and also due to an increase in marketing, advertising and other costs.
Interest expense

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Interest expense	$232	$361	$(129)	(36%)	$942	$1,074	$(132)	(12%)
Interest expense decreased by $0.1 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, as a result of refinancing our loan from East West Bank, which now carries a lower interest rate.
Interest income

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Interest income	$33	$51	$(18)	(35%)	$142	$249	$(107)	(43%)
Interest income was flat for the three months ended September 30, 2021, and decreased $0.1 million for the nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020. The decrease in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to lower interest received on our cash and short-term deposits due to a decline in interest rates.
Other income (expense), net

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Other income (expense), net	$(170)	$10	$(180)	1800%	$(117)	$72	$(189)	263%
Other income for the three and nine months ended September 30, 2021 and 2020 was mainly comprised of foreign exchange gains and losses and other miscellaneous income and expense items.
Liquidity and capital resources
As of September 30, 2021, we had approximately $197.0 million in cash and cash equivalents which were primarily held in U.S. short-term bank deposit accounts and money market funds. Restricted cash of $0.3 million serves as collateral for our corporate credit card program. We have generated negative cumulative cash flows from operations since inception through September 30, 2021.
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
We currently anticipate making aggregate capital expenditures between approximately $12.0 million and $15.0 million during the next 12 months, which is expected to primarily include equipment to be used for manufacturing and research and development, as well as spend associated with the expansion of our facilities to support the growth of our operations.
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
East West Bank Loan and Security Agreement
On June 30, 2021, we entered into an Amended and Restated Loan and Security Agreement (the “EWB Loan Agreement”) with East West Bank (“EWB”) providing us with a $20.0 million term loan (“the Term Loan”) which has been used to refinance the term loan outstanding under that certain Loan and Security Agreement with EWB dated May 23, 2018. The Term Loan matures in 48 months and bears interest at a fixed rate of 4.17%. The Term Loan has an initial interest-only period of 24 months, which can be extended to up to 36 months based on the achievement of certain liquidity measures, and can be pre-paid without penalty at any time. The EWB Loan Agreement grants EWB a security interest in and liens on all assets of the Company, excluding intellectual property, which is subject to a double negative pledge. In addition, certain other terms of the original EWB agreements as previously in effect were amended by the EWB Loan Agreement, including certain financial covenants.
We were in compliance with all covenants under the EWB Loan Agreement as of September 30, 2021
Furthermore, the Amended and Restated Loan and Security Agreement with East West Bank provides us with a new $10.0 million revolving credit (the “Revolving Line”), which bears interest on the outstanding daily balance thereof of 0.70% above the Prime Rate (as defined in the Agreement). No amounts were outstanding under the Revolving Line as of September 30, 2021.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(38,710)	$(32,993)
Investing activities	(10,715)	(1,821)
Financing activities	13,018	191,014
Net decrease in cash and cash equivalents and restricted cash	$(36,407)	$156,200

Operating activities

Net cash used in operating activities of $38.7 million for the nine months ended September 30, 2021 was attributable to a net loss of $54.0 million and cash outflows from changes in our net operating assets and liabilities, partially offset by non-cash charges, primarily related to stock-based compensation and depreciation and amortization. Cash outflow from our net operating assets and liabilities was primarily due to an increase in inventories resulting from an increase in raw materials and finished goods to support revenue growth and anticipated demand, an increase in accounts receivable due to an increase in revenue and the timing of invoicing, partially offset by an increase in deferred revenue and accounts payable due to the timing of advanced billings and revenue recognition as well as the timing of vendor invoicing and related payments.

Net cash used in operating activities of $33.0 million for the nine months ended September 30, 2020 was attributable to a net loss of $29.5 million and cash outflows from changes in our net operating assets and liabilities, partially offset by non-cash charges, primarily related to stock-based compensation and depreciation and amortization. Cash outflow from our net operating assets and liabilities was primarily due to an increase in inventories due an increase in raw materials and finished goods to support revenue growth and anticipated demand and from an increase in prepaid expenses and deferred revenue as a result of timing of invoicing.

Investing activities

Net cash used in investing activities was $10.7 million in the nine months ended September 30, 2021 compared to $1.8 million in the nine months ended September 30, 2020. The increase was primarily driven by the timing of capital expenditures. Capital expenditures for the first nine months of 2021 include the expansion of our research and development and Biofoundry laboratory operations to support current and planned programs.
Financing activities
Net cash provided by financing activities was $13.0 million for the nine months ended September 30, 2021 compared to $191.0 million for the nine months ended September 30, 2020. Net cash provided by financing activities during the nine months ended September 30, 2021 related to proceeds received from the issuance of common stock upon the exercise of stock options as well as proceeds received related to the issuance of common stock under our employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2020 related to net cash proceeds of $187.9 million from our initial public offering and proceeds received from the issuance of common stock upon the exercise of stock options.
Concentration of credit risk
Most of the Company’s customers are located in the United States and Asia Pacific. For the three months ended September 30, 2021, four customers accounted for 16%, 15%, 10% and 10% of revenue. For the nine months ended September 30, 2021, three customers accounted for 21%, 15% and 10% of revenue. For the three months ended September 30, 2020, five customers accounted for 12%, 11%, 11%, 11% and 10% of revenue. For the nine months ended September 30, 2020, one customer accounted for 10% of revenue.
As of September 30, 2021, four customers comprised 17%, 15%, 12% and 10% of accounts receivable.
Contractual obligations and commitments
There have been no material changes to our contractual obligations as of September 30, 2021, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, with the following exceptions.
We purchase raw materials for inventory, services and equipment from a variety of vendors, including our contract manufacturers that manufacture our instruments and certain providers of our components for our consumable manufacturing. Total purchase obligations that are enforceable and legally binding on us and that specify all significant terms were $39.7 million as of September 30, 2021, of which $21.0 million are expected to be become due after December 31, 2021 and beyond.
During the nine months ended September 30, 2021, we entered into certain new leases, including the seven year lease agreement for additional space for research and development and Biofoundry operations in Lexington, Massachusetts and extensions of existing leases. Details of our future lease obligations as of September 30, 2021 can be found in Note 8.
Off-balance sheet arrangements
We did not have any during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical accounting policies and estimates
We have prepared our condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Our preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
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
Bank deposit and money market exposure. As of September 30, 2021, we had cash and cash equivalents, including restricted cash, of $197.3 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds, and bank deposits generate interest income at variable rates below 1%. A hypothetical 100 basis point decrease in interest rates would have no material effect on our interest income and financial results.
Foreign currency risk
Through September 30, 2021, we did not generate any revenue denominated in foreign currencies. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the US dollar, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Due to the COVID 19 pandemic, a significant portion of our employees are now working from home, and some employees are also under federal, state, local guidelines or other restrictions. We activated business continuity plans in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 despite the fact that many of our associates are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize potential impacts on their design and operating effectiveness.
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
Except as set forth below, there have been no material changes to the risk factors set forth in the Annual Report on Form 10-K filed with the SEC on March 12, 2021.

The market price of our common stock has been volatile and may continue to fluctuate substantially, which could result in a substantial loss for purchasers of our common stock.

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in July 2020 at a price of $22.00 per share, our stock price has ranged from $17.82 to $113.53 through October 29, 2021. The market price of our common stock has been highly volatile and may continue to fluctuate substantially due to a number of factors such as those listed in “—Risks related to our business and strategy” and the following:

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
•changes in financial estimates or recommendations by securities analysts, as well as publications from research analysts associated with short selling, such as was published about us in Q3 2021;
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

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our common stock, particularly as a result of the short selling report published in September 2021. In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Unregistered Securities
There were no unregistered sales of the Company's equity securities during the three months ended September 30, 2021.
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

Berkeley Lights, Inc.

Date: November 4, 2021	By:	/s/ Kurt Wood
Kurt Wood Chief Financial Officer (Principal Financial Officer)