Form 10-K
period 2021-12-31
Berkeley Lights, Inc.
filed 2022-02-28
CIK 1689657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2021 (the last business day of the registrant’s most recently completed second quarter) as reported by Nasdaq Global Market on that day was approximately $2.3 billion.
As of February 14, 2022, the registrant had 67,651,189 shares of common stock, $0.00005 par value per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

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

Risk Factor Summary
The risk factors detailed in Item 1A. entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report. This summary does not address every aspect of our risks factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial.
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
•Historically, our revenue has been primarily generated from direct platform sales, largely driven by our Beacon opto-fluidic system, which requires a substantial sales cycle and is prone to quarterly fluctuations in revenue.
•It may be difficult for us to implement our strategies for improving growth.
•We may not be able to successfully implement our strategy to provide customers access to our platform and Digital Cell Biology through alternative non-direct capital sales channels, including through our subscription, partnering and services offerings.
•If we cannot maintain our current relationships with customers, fail to sustain recurring sources of revenue with our existing customers, or if we fail to enter into new relationships, including through partnerships and service offerings, our future operating results would be adversely affected as a general matter.
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
•We may need to raise additional capital to fund our existing operations, improve our Platform or develop and commercialize new products, workflows, consumables and reagent kits, or expand our operations, and it is possible that we may not be able to do so or may be able to do so only on unfavorable terms that could adversely impact our business.
•The life sciences technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or achieve and sustain profitability.
•Public health crises such as the current COVID-19 pandemic or similar outbreaks could cause a disruption of the development of our platform technologies and products, negatively impact our ability to provide services offerings and to service and support our customers and partners, and adversely impact our business.
•The market price of our common stock has been volatile and may continue to fluctuate substantially, which could result in a substantial loss for holders of our common stock; and
•all other matters discussed in Item 1A.”Risk Factors” and elsewhere in this Annual Report on Form 10-K, our subsequently filed Quarterly Reports on Form 10-Q, and our other filings with the Securities and Exchange Commission (“the SEC”).

You should carefully consider the risks and uncertainties described under this section.

PART I
Item 1. Business
Overview
To achieve our mission of finding the biology that cures disease, we have created a platform for accessing and understanding live primary biology with unprecedented speed and scale. Our capabilities represent a step change in high throughput screening technology and can be used to unlock new insights in functional biology research and therapeutics discovery. Our value proposition is to provide a streamlined functional screening platform capable of observing rare interactions, underpinned by a unique combination of high throughput screening and live biology and, specifically, primary biology where applicable/valuable. Prior to Berkeley Lights, the platforms available to perform live biology assays typically consume or destroy cell models being tested. But with the Berkeley Lights Platform, customers can access primary tissue samples, including those that only live for short time periods ex vivo. They can also isolate, expand, manipulate, assay, and export unperturbed cells of interest for downstream analysis enabling significantly greater insight and flexibility. Not only do our customers gain both higher throughput and higher resolution, they do so while reducing time and cost. This is achieved on our OptoSelect chips, some of which can enable ten thousand plus individual cells on a single chip to be functionally characterized across multiple measurements. Processes that used to take weeks or months can now be completed in hours or days with an increased probability of success. In our Antibody Therapeutics application, certain customers have shown that with the Berkeley Lights Platform, they can find >10x the therapeutic candidates, in 1/10th the time, and with a 20-fold reduction in costs. We currently focus on enabling the large and rapidly growing markets of antibody therapeutics, cell therapy and synthetic biology with our platform and have also recently expanded into the gene therapy and agricultural biology markets. Our goal is to establish the Berkeley Lights Platform as the standard throughout the cell-based product value chain by increasing the probability of successful product development for our customers.
Cells have tremendous capabilities and are an effective means to discover, develop and manufacture a wide range of products, including therapies for diseases, new and sustainable foods and industrial materials. Harnessing these capabilities requires finding and using the best cells and ensuring the function of the cells performed as intended, which can result in finding the next blockbuster drug or product. Biology is highly complex and not deterministic. Cells are microscopic factories that make minute amounts of a variety of valuable proteins, such as antibodies, and therefore require a high degree of precision when analyzed individually. Finding the best cells can require searching through millions of cells, or often even more challenging, starting with a limited sample of precious cells such as primary human cells from a recovering patient. Finding the best cells requires more than just capturing a cell’s genetic code, it requires the deep understanding generated by functional characterization across many parameters, a process we call Deep Opto Profiling. Many existing methods used to perform functional characterization of single cells are manual and fragmented processes that we believe do not scale to meet the significant challenges of measuring biological complexity nor do they provide the functional validation of that cell. Successful cell-based product development requires living, functionally validated cells. We believe today’s methods to functionally characterize cells do so insufficiently and too late in the process. We believe that harnessing the cell’s true capability, to develop biotherapeutics and other cell-based products, requires functional characterization of living single cells at large scale, cost effectively and in an integrated manner, early in the value chain.

The Berkeley Lights Platform can not only be used to characterize the performance of cells relevant to the desired cell-based product early in the discovery process but can also connect this phenotypic data to the genetic code for each cell. In contrast, current genomic technologies find sequences first and fail to deliver the functional information early in the process. Performing functional validation early reduces research and development expense by letting poorly performing cells fail early. We repeat this process of fail and advance many times throughout the process, identifying the best biology and delivering the best cells for what we believe will deliver the best product. We believe our platform rapidly provides the deepest information and largest relevant data cube, with linked phenotypic and genotypic data, on tens of thousands of live single cells relevant to the customers’ end product specifications. We believe we are the only company exclusively focused on this approach to Digital Cell Biology, and we believe this level of scale and precision is not attainable with other approaches. This allows us and our customers and partners, either directly or through an engagement for our service offerings, to find the best cells by:
•Performing rapid functional characterization of tens of thousands of single cells in parallel;
•Precisely controlling the environment around each cell, and maintaining cells in a healthy state for further use;
•Accessing a high degree of cell biodiversity including primary cell samples;
•Engaging the Deep Opto Profiling process to identify of the relevant phenotypic characteristics, at single-cell resolution over time and connecting this to the genotypic information for each cell;
•Performing a broad range of workflows, including single-cell assays, on an integrated platform; and
•Digitally aggregating, accessing and analyzing a rich data library for each single cell.
Using our platform, customers can perform functional characterization of single cells at scale, effectively, more often and early in the product development process. We believe this enables them to:
•Accelerate their product development cycles;
•Improve process yield and lower costs throughout the value chain;
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
Digital Cell Biology is a new way to capture and interpret the qualitative language of biology, both phenotypic and genotypic information, from a highly biodiverse cell population, and translate it into a single-cell specific digital deep profile. The Berkeley Lights Platform combines bioscience, information and technology to deliver deep phenotypic and functional information linked to genotypes across thousands of living cells in parallel at the single-

cell level. Using our platform, customers can leverage the power of Digital Cell Biology to rapidly engage in the process of Deep Opto Profiling of cells they wish to understand, characterize and use in their cell-based product development processes.
The Berkeley Lights Platform
We developed the Berkeley Lights Platform to create the most advanced environment for functional testing of single cells and provide customers local access to Digital Cell Biology for developing cell-based products on a global scale. Our platform can deliver live biology, in the form of the best cells for the desired cell-based product. Using our platform, customers perform integrated workflows specific to a field of use to profile and capture relevant single-cell data, throughout the duration of the workflow, on tens of thousands of cells individually, in parallel and within a contained and precisely controlled environment.

Our platform is a fully integrated, end-to-end solution, comprised of proprietary consumables, including our OptoSelect chips and reagent kits, advanced automation systems and advanced application and workflow software. Our platform leverages our proprietary OptoElectro Positioning (OEP) technology, which provides deterministic positioning of living single cells and other micro-objects using light. We believe our platform delivers a high level of control over, and preservation of, living single cells or other micro-objects throughout the functional characterization process. We also have workflows that can lyse, capture and barcode genetic information from select cells on a single OptoSelect chip, conduct reverse transcription, create cDNA libraries for sequencing and link sequencing results back to the unique cell identifiers.

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
OptoSelect chips
Using our OEP technology, we select and move cells and other micro-objects in parallel into NanoPens on our proprietary OptoSelect chips. Within the NanoPen chambers, our platform can precisely control the cell environment, perform a large variety of single-cell assays and real-time image each single cell, providing a predictable analytical window into live single-cell biology. We currently offer six types of OptoSelect chips, with different designs and numbers of NanoPens for various workflows. Our largest commercially available chip has 20,000 pens, and is primarily used for our antibody discovery workflow with plasma cells. OptoSelect chips are single-use consumables and replaced after each workflow.
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

Advanced automation systems and instruments
We currently offer three advanced automation systems and instruments, Beacon and Lightning, which are designed to run our proprietary workflows, and Culture Station, which allows our customers to execute workflows requiring high volume, multi-day cell culture without breaking the continuity and control provisions of a single program run.

Beacon
Launched in December of 2016, our Beacon system is a fully automated, high throughput system that enables workflows on four OptoSelect chips in parallel, utilizing up to 80,000 NanoPens. Beacon captures brightfield and fluorescence images to track and assay individual cells across multiple points in time to allow Deep Opto Profiling of phenotypic and genotypic information on single cells. Beacon is used by our customers for high throughput applications, including antibody discovery and cell line development. Since its launch, we have focused on continuous improvement efforts in the form of activating additional system-level capabilities and enhancements, in turn, enhancing the value of the system for our customers. We will continue to evolve Beacon to further facilitate distributed decentralized biological processing globally.
Lightning

Launched in June of 2019, our Lightning desktop system supports workflows on a single chip. Lightning captures brightfield and fluorescence images to track and assay individual cells across multiple points in time and allows Deep Opto Profiling of phenotypic and genotypic information on single cells.

Culture Station

Launched in January of 2020, Culture Station instrument enables the on-chip culture of cells outside of Beacon and Lightning, where workflows require an extended cell culture period. Culture Station consists of independent media, fluidics and software and can be seamlessly integrated into Beacon and Lightning workflows. Rather than occupy those systems during the Culture module, customers can transfer up to eight of our OptoSelect chips from Beacon or Lightning onto Culture Station. Once culture is completed, the chips can be moved back to Beacon or Lightning for further analysis. This seamless interface between systems and instruments increases throughput when cell culture becomes a constraint. Parallel processing of culture while simultaneously running assays on Beacon or Lightning reduces the product development cycle time and lowers cost, maximizing benefits to our customers.

Advanced application and workflow software
Our software suite includes tailored software packages that enable customers to design, automate and scale reproducible workflows and collect, aggregate, analyze and report data on each cell in each NanoPen, far beyond what we believe is possible with current manual workflows.

Business model and platform access
Our business model is focused on driving the adoption of the Berkeley Lights Platform, including our Beacon system, consumables, reagent kits, and software, and maximizing its use across our customers’ value chains. This is achieved by enabling more functional testing of single cells throughout our customers’ value chains and by finding opportunities for customers to perform single-cell functional testing earlier in their product development process to advance better product candidates. We engage with potential customers to identify a significant challenge they are facing and then evaluate which of our workflows and underlying assays can address their problem. Customers can gain access to our platform via direct purchase, subscription, or through a strategic partnership or service relationship. In many cases we can address customers’ needs with existing or variants of existing workflows. Alternately, we may form strategic partnerships or collaborations to develop substantially new workflows with our customers to address their needs.

Access options	Direct purchase	Subscription	Strategic partnerships and services

Overview	▪ Customers purchase the advanced automation system and a workflow license to a specific field of use that is either perpetual, or annually renewed
	▪ Customers purchase the associated OptoSelect chips and reagent kits specific to their desired workflows
	▪ Customers can opt to buy extended warranty and service agreements for their systems as desired
		▪ Customers subscribe to a specific workflow and pays a quarterly fee over a fixed period for use of the advanced automation system, the accompanying workflow license, and service and warranty coverage
		▪ Subscription terms can range from one to five years
		▪ Customers purchase the associated OptoSelect chips and reagent kits specific to their desired workflows
		▪ TechAccess – All inclusive subscription renews annually
			▪ Engagements can
			  ▪ Combine a direct purchase along with milestone payments for joint workflow development programs
			  ▪ Comprise a service offering in which we develop and run workflows in our BioFoundry
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

Drive new customer adoption of the Berkeley Lights Platform
Since the commercial launch of our platform through December 31, 2021, 80 customers had leveraged our platform to perform a variety of workflows. We drive customer adoption globally within our initial target markets of antibody therapeutics, cell therapy and synthetic biology through business development efforts, a direct sales and marketing organization in the United States, parts of Europe and China; and third-party distributors and dealers in Asia. In 2021 we increased our focus on strategic partnerships and services, allowing our partners to utilize our service offerings performed in our BioFoundry.

Expand the utilization of workflows across our customers’ value chains
We are driving the adoption of workflows using our platform across our existing customers’ value chains. We are doing so by developing new workflows for use at multiple points within the discovery, development and production phases of our customers’ value chains.

Increase the value of our workflows to our customers
We are increasing the value of our workflows by building additional assays that can be used with a given workflow and by further integrating the workflows into our customers’ existing processes. We are also expanding the upstream and downstream reach of our workflows. This increases the workflow value to our customers and enables us to share in that cost of ownership benefit. For example, we developed our Opto Plasma B Discovery 2.0 and 3.0 workflows to improve the features of Opto Plasma B Discovery 1.0. This was achieved by increasing scale and adding sequence library preparation into our workflow, making the process easier and more efficient for our customers and enabling them to more broadly screen the antibody diversity of animals. In 2021 we introduced our Opto™ Plasma B Discovery (OPBD) 4.0 workflow, which enables recovery of 1000s of hits by screening up to 100,000 plasma B cells and the down-selection of lead candidates with functional assays, which can then be sequenced to realize the re-expression of functionally characterized antibodies in just one week. We believe that by maximizing the diversity through direct functional profiling of plasma B cells, our OPBD 4.0 workflow allows users to accelerate discovery against even the most challenging targets. We have multiple generations of workflows for antibody discovery and cell line development, and are developing new generations of workflows, including for cell therapy development, incorporating additional capabilities that have value for our customers.

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

Develop and monetize proprietary biological assets from our BioFoundry
Within our Berkeley Lights BioFoundry, we develop, practice and validate workflows. In certain cases, we may use our own biology as part of this validation process. This enables us to commercialize new workflows and may also generate proprietary valuable biological assets we could sell outright or license to customers, such as functionally validated antibodies or new organisms applicable to synthetic biology. We also use our Innovation Lab, including in cooperation with third parties, to develop workflows to generate proprietary biological assets for new and adjacent markets. These early third-party research collaborations may take various forms, including service or capacity subscription arrangements.

Expand adoption of the Berkeley Lights Platform into new markets
Our market entry strategy involves identifying markets that have significant constraints which can be addressed by our platform. This can be specific to certain diseases or pathogens and/or involve new therapeutic modalities and/or cell types. We drive our expansion into new markets by developing workflows for those markets, either by adapting existing workflows or by partnering with leaders in those markets to develop workflows that address their significant unmet needs but also have general value for other customers in that market. In 2021 we announced new engagements in the gene therapy and agricultural markets. These strategic partnerships can result in joint development of specific workflows and assays involving upfront and milestone arrangements, as well as capacity subscription arrangements. Depending on the agreement, we could also negotiate end product revenue participation through royalties.

Our workflow and assay library
As of December 31, 2021, we offered ten commercial workflows, incorporating multiple assays that address different phases of our customers’ cell-based product value chains in our target markets. In each of these markets we are developing additional workflows that can extend use of our platform across our customers’ value chains and perform single-cell functional testing at critical yield steps as early as possible in their respective processes. We are also developing workflows to enter new cell-based product markets. Workflow development and market expansion are a function of incorporating additional cell types, product specific assays or adapting the four basic workflow modules.
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

Certain Berkeley Lights workflows and value chain participation (as of December 31, 2021)

Discovery
Development
Clinical and Regulatory
Manufacturing and Quality Control
Patient Monitoring
Antibody therapeutics
Opto Plasma B Discovery 1.0
Opto Plasma B Discovery 2.0
Opto Plasma B Discovery 3.0
Opto Plasma B Discovery 4.0
Opto Viral Neutralization 1.0
Opto Cell Line Development 1.0
Opto Cell Line Development 2.0
Opto Cell Line Development 3.0
Cell therapy
Opto Cell Therapy Development 1.0
Opto Cell Therapy Development 2.0
OptoSeq mRNA Library Kit
Opto Cell Therapy Manufacturing*
Opto Cell Therapy Patient Monitoring*
Synthetic biology
Opto SynBio Discovery 1.0
Opto SynBio Development 1.0
Legend
Commercialized
In development
Development roadmap*

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
Antibody therapeutics workflows
In the antibody therapeutics market, as of December 31, 2021, we offered seven commercial workflows, five targeting the discovery phase and two targeting the development phase of this market.

Opto Plasma B Discovery workflows versions 1.0, 2.0, 3.0 and 4.0 – These workflows enable customers to functionally characterize single B cells to discover antibody therapeutic candidates. We designed our Opto Plasma B Discovery workflows to provide access to the highest level of biodiversity and to discover rare functional antibodies that cannot be easily or cost-effectively found with other common methods, such as hybridoma, or methods that involve sequencing B cells first and performing functional testing later. Our Opto Plasma B Discovery workflows can deliver functional monoclonal antibody sequences in as little as three days, which compares to weeks or months using common methods.

Opto Viral Neutralization 1.0—We commercialized Opto Viral Neutralization 1.0 in September 2020. We adapted the modules and assays from our Opto Plasma B Discovery workflow 1.0 to enable recovery of antibodies from both immunized animals and human patients exposed to emerging and dangerous pathogens, like SARS-CoV-2. We developed reagent kits to process blood from patients surviving viral infection in order to find antibodies from both plasma and memory B cells against the virus. Using our platform, GenScript made an early discovery of binding antibodies in China against SARS-CoV-2. As part of our direct work on COVID-19, we collaborated with Vanderbilt University Medical Center to discover therapeutic antibody candidates. This work resulted in the discovery of hundreds of antibody sequences from a single recovering patient targeting SARS-CoV-2, two of those antibodies are in Phase 3 trials being conducted by AstraZeneca and in one study, this two antibody cocktail has shown to be effective against the dominant strain of COVID-19. In December 2021, the U.S. Food and Drug Administration issued an emergency use authorization (EUA) for AstraZeneca’s Evusheld (tixagevimab co-packaged with cilgavimab and administered together) for the pre-exposure prophylaxis (prevention) of COVID-19 in certain adults and pediatric individuals.

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

Opto Cell Line Development versions 1.0 and 2.0—Following antibody discovery and antibody engineering, our Opto Cell Line Development workflows enable finding the highest productivity cell line by repeating the Culture and Assay modules on a small clone of 4 to 60 cells derived and grown from a single cell isolated on our chip. These workflows shorten the time to find the best production cell lines from 8 to 12 weeks for well plate-based approaches down to 1 week using our platform. Operation of a single large-scale bioreactor can cost approximately $50 million annually. The potential annual cost savings for finding a clone with just 20% higher titer could be on the order of $10 million per year per large-scale bioreactor. In certain cases, some customers have demonstrated even greater increases in titer. Our workflows also enable >99% monoclonality assurance, a quality metric important for regulatory approval, in the same workflow. By contrast, limiting dilution, a common method to provide monoclonality assurance, takes approximately four weeks and only achieves approximately 96% monoclonality assurance. In 2020, one of our customers received the first Investigational New Drug, or IND, approval by the FDA for an Antibody Therapeutic developed using our Opto Cell Line Development 1.0 workflow on the Beacon system, and we believe the Beacon system has been used to discover, define, and/or develop materials for other IND filings. This means that our highly replicable, standardized, automated cell line development workflow with the associated automated data capture, including our industry leading monoclonality, is an accepted workflow for the creation of monoclonal cell lines.
Cell therapy workflows
As of December 31, 2021, we offered three commercial workflows for cell therapy development. We are also developing our platform to serve as an integrated solution to develop and manufacture T cell therapies, as well as monitor a patient’s immune response to such therapies.

Opto Cell Therapy Development workflow version 1.0—We announced version 1.0 in April of 2020, which enables customers to isolate, define and identify poly-functional T cells by precisely assembling T cell-target cell interactions in NanoPen chambers. Our platform can selectively import phenotype specific T cells, cancer cells and cytokine capture beads into the NanoPens and co-culture them to determine what percentage of the T cell population demonstrates antigen-specific activation through multiple cytokine secretion measurements. Using this workflow, customers can also perform a time-lapse cytotoxicity assay in the NanoPens with T cells that have the ideal poly-functional cytokine phenotype to provide functional measurement of the T cell’s effectiveness in killing single or multiple tumor cells over time. It can be used to select specific T cells for TCR recovery and sequencing to accelerate the development of potential new cell therapies. With Opto Cell Therapy Development 1.0, which includes the use of dendritic cells, our customers can evaluate thousands of individual T cells in parallel in a single day and on a single platform, and quickly derive actionable information on T cell function and then select and export the desired live cells for further downstream processing.

Opto Cell Therapy Development workflow version 2.0—We have also released Opto Cell Therapy Development 2.0, which upgrades 1.0 to include upstream off-chip activation and expansion of T cells prior to on-chip selection, using multi-cytokine and cytotoxicity assays. Opto Cell Therapy Development 2.0 will eliminate the need for dendritic cells, which will reduce overall process variation, time and cost.

OptoSeq mRNA Library Kit – For many researchers, it is important to understand the genomic changes that correspond to the functional phenotypes that are characterized during our workflows. With this kit, a unique barcoded bead is loaded into each NanoPen chamber. The cells are lysed on chip and the mRNA is released and captured on the beads and reverse transcribed into cDNA. The barcodes are read using fluorescence in the NanoPen and the beads are exported in unique groups of 80 or more at a time. The capture cDNA is then converted into sequencing libraries. During sequencing, the cDNA is read along with the corresponding bead barcode. Our proprietary software allows the customer to deconvolute the sequencing information enabling a direct linkage of single cell phenotype to single cell genotype across thousands of interrogated NanoPens.

Fully integrated cell therapy solution—We are developing workflows and a new advanced automation system to enable our platform to be deployed as a fully integrated solution for manufacture and therapy monitoring of cell therapies. In the first quarter of 2021, we announced that we had completed an alpha version of a fully integrated, closed loop, cell therapy manufacturing system, or CTMS. As part of the announcement we also stated that our CTMS is still early in the development cycle and any actual commercial use of the CTMS is likely several years away. Our CTMS development efforts are continuing. We believe that these additions to our platform can address critical challenges and could enable the production of cell therapies on an integrated platform in a decentralized setting, close to the patient.
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
Market opportunity
While our platform is currently utilized primarily in the discovery and development stages of the value chain and marketed as research use only, or RUO, we believe that the capabilities of our platform will enable us to capture an increasingly greater share of our addressable market opportunity and the value chain across cell-based product industries, including being incorporated into the commercial manufacturing process. Our current workflows target customers in the antibody therapeutics, cell therapy, synthetic biology, gene therapy, and agriculture markets. We estimate that end market sales of cell-based products in antibody therapeutics, cell therapy and synthetic biology were approximately $148 billion in 2019 and are expected to grow to $255 billion by 2024 at an 11% CAGR. We believe there are approximately 1,600 companies, academic institutions, and governmental and other organizations currently focused on developing cell-based products and we estimate our total addressable market to be approximately $23 billion, which includes addressable markets of approximately $6 billion in antibody therapeutics, approximately $15 billion in cell therapy and approximately $2 billion in synthetic biology. Our estimates of our total addressable markets are based on potential customer research and development spending, addressable aspects of potential customers’ end product development process, and potential platform usage. We also utilize estimated penetration and placement rates for our platform with potential customers in our target markets and historical patterns for consumables usage.

In addition to markets where our platform is already commercially available, we continue to look for new markets to enter, such as cell therapy. While a commercial version of our Cell Therapy Manufacturing Solution (CTMS) is still several years away, in the first quarter of 2021 we announced that we had developed an alpha version of our CTMS. In 2021 we also announced engagements in agricultural biology and gene therapy. Specifically, in July of 2021, we announced a strategic collaboration with Thermo Fisher Scientific aimed at addressing challenges in commercial-scale viral vector manufacturing. The strategic partnership, which began in December of 2020, is focused on developing a next-generation workflow on our platform to accelerate and improve the development of stable AAV (Adeno-Associated Viral) and LV (Lentiviral) vector producer cell lines. We believe we will be able to leverage some of the collaboration efforts for other customer and partner AAV and LV vector producer cell lines. In August of 2021, we announced a multi-year agreement with Bayer to develop and perform high-throughput functional screening workflows aimed at accelerating and expanding the discovery of novel traits. We are leveraging our platform to screen individual variants of bioactives for Bayer in a massively high-throughput manner. We believe the outcome will be a significant acceleration of Bayer’s pipeline for discovery and development of novel traits.

Commercial
As of December 31, 2021, our customer base was comprised of 80 customers and included several of the largest biopharmaceutical companies in the world, as well as biotechnology companies, leading contract research organizations, synthetic biology companies and academic research institutions.
As of December 31, 2021, we employed a commercial team of 100 employees, including 30 with Ph.D. degrees and many with significant industry experience. Of the 100 commercial employees, 35 were in business development, sales and marketing, while 65 were employed within our customer success organization, which is focused primarily on customer service and support efforts. As of December 31, 2021, our business development and sales teams included 25 employees, of which 17 were quota carrying sales representatives. We follow a direct sales model in North America, certain regions in Europe and China, while also selling primarily through third party distributors and dealers in Asia.

Our business model is focused on driving the adoption of the Berkeley Lights Platform and maximizing its use across our customers’ value chains. This is achieved by enabling more functional testing of single cells throughout our customers’ value chains and by finding opportunities for customers to perform single-cell functional testing earlier in their product development process. We engage with potential customers to identify a significant challenge they are facing and then evaluate which workflows and underlying assays can address their problem. Customers can gain access to our platform via direct purchase, subscription, our service business, or strategic partnership. In many cases we can address customer needs with existing or variants of existing workflows.

Alternatively, we may form strategic partnerships to develop substantially new workflows with our customers to address their needs.

Competition
We face significant competition in the life sciences technology market. We currently compete with both established and early stage life sciences technology companies that design, manufacture and market systems, consumables, reagent kits and software for, among other applications, genomics, single-cell analysis, spatial analysis and immunology, and/or provide services related to the same. Growing understanding of the importance of single-cell information is leading to more companies offering services related to collecting such information. Our target customers may also elect to develop their workflows on legacy systems, or using traditional methods, or engage a third party that provides a discovery service, rather than implementing our platform, and they may also decide to stop using our platform. Companies providing point solutions in this space include 10x Genomics, HiFiBio Therapeutics, Solentim, Molecular Devices, Cytena, NanoCellect Biomedical, Danaher, Menarini Silicon Biosystems, Miltenyi Biotec and Sphere Fluidics Ltd., among others. In addition, there are many large established players in the life science technology market that we do not currently compete with but that could develop systems, tools or other products that will compete with us in the future. These large established companies have substantially greater financial and other resources than us, including larger research and development staff or more established marketing and sales forces.

For further discussion of the risks we face relating to competition, see the section titled “Risk Factors—Risks related to our business and strategy—The life sciences technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or achieve and sustain profitability.”

Manufacturing and supply
We developed the Berkeley Lights Platform to create the most advanced environment for functional testing of single cells and provide customers local access to Digital Cell Biology for developing cell-based products on a global scale. Our platform is a fully integrated, end-to-end solution, comprised of our OptoSelect chips and reagent kits, advanced automation systems and advanced application and workflow software. Our platform leverages our OEP technology, which provides deterministic positioning of live single cells and other micro-objects using light. We believe our platform delivers a high level of control over, and preservation of, live single cells or other micro-objects throughout the functional characterization process.

Our manufacturing strategy relies heavily on third parties. Manufacturing of our systems, certain of our reagent kits and OptoSelect chip components is contracted out to third party contract manufacturers and suppliers located in the United States, Europe and Asia. We perform final assembly of our OptoSelect chips in-house. Our outsourced production strategy is intended to drive cost leverage and scale and avoid the high capital outlays and fixed costs related to constructing and operating a manufacturing facility. Certain suppliers of our components and materials are single source suppliers. For further discussion of the risks relating to our third party suppliers, see the section titled “Risk Factors—Risks related to manufacturing and supply.”
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

Advanced automation systems and instruments
We rely heavily on third party contract manufacturers for production and manufacturing of Beacon, Lightning and Culture Station. Design work, prototyping and pilot manufacturing of our advanced automation systems are performed in-house before outsourcing to the third party contract manufacturers. We currently rely on Korvis LLC for the manufacturing of Beacon and Culture Station. For additional information on our supply arrangement with Korvis, see below under “Korvis supply agreement.”
Korvis supply agreement
In February of 2015, we entered into a supply agreement with Korvis LLC, or Korvis, which was subsequently amended in April of 2019 (collectively, the “Korvis Agreement”). The Korvis Agreement governs the terms and conditions of any purchase orders that we submit to Korvis for the manufacture of Beacon and Culture Station. Under the terms of the Korvis Agreement, Korvis will manufacture our products according to agreed-upon specifications. Korvis is required to maintain minimum manufacturing capacity of a specified number of Beacon systems per month. In addition, we may issue purchase orders in such volumes that require Korvis to maintain at least a specified minimum number of Beacon systems in its finished goods inventory. We are not otherwise obligated to issue a purchase order, and Korvis is only obligated to accept purchase orders for any specified number of products if the purchase order is consistent with a forecast and aligns with Korvis’s then-current lead times. The initial term of the Korvis Agreement was 24 months, after which the agreement automatically renews for successive 12-month terms unless we or Korvis provide written notice of intent not to renew at least 90 days’ prior to the end of the then-current term.

The Korvis Agreement also includes negotiated provisions relating to, among others, delivery, inspection procedures, warranties, intellectual property rights, indemnification, and confidentiality.
Intellectual property
Protection of our intellectual property is fundamental to the long-term success of our business. We seek to ensure that investments made into the development of our technology are protected by relying on a combination of patent rights, trademarks, copyrights, trade secrets, know-how, license agreements, confidentiality agreements and procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements and other contractual rights.

Our patent strategy is focused on seeking coverage for various elements of our Berkeley Lights Platform, including our OptoSelect chips and reagent kits, advanced automation systems and instruments, including Beacon, Lightning, and Culture Station and advanced workflow software. In addition, we file for patent protection on the certain therapeutic and diagnostic products and processes discovered using or derived from the Berkeley Lights Platform.

As of December 31, 2021, our owned patent assets included approximately 50 U.S. patents, 69 pending U.S. patent applications, 9 pending patent cooperation treaty, or PCT, applications, 286 foreign patents and 323 pending foreign patent applications in various foreign jurisdictions, including Australia, Canada, China, the European Union, Hong Kong, Israel, Japan, South Korea, Singapore and Taiwan. Our owned patent assets include 17 patents and applications that are jointly owned by us and by the UC Regents, including 2 U.S. patents, 2 pending U.S. patent applications, 8 foreign patents and 5 foreign patent applications, of which the 2 U.S. patents and the 8 foreign patents are included within the scope of our exclusive licensing arrangement with the UC Regents. As of December 31, 2021, our in-licensed patent assets included 9 U.S. patents, 6 foreign patents, and 1 pending U.S. patent application. Excluding any patent term extension, the currently issued BLI-owned patents are expected to expire between 2033 to 2038. The currently issued in-licensed patents are expected to expire from 2022 to 2033. We do not expect that the expiration of any patent in 2022 will materially impact our business, future operations or financial position.

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

We also seek to protect our brand through procurement of trademark rights. As of December 31, 2021, we owned ten registered trademarks in the U.S. and 110 registered trademarks internationally, inclusive of Madrid Protocol applications, as well as five U.S. and 52 international pending trademark applications. Such international jurisdictions in which we own registered trademarks or pending trademark applications include Australia, Canada, China, the European Union, Israel, Japan, South Korea and Singapore. Our registered trademarks and pending trademark applications include trademarks for Berkeley Lights, BLI, NanoPen, OptoSelect, Beacon, Lightning, Deep Opto Profiling, OEP, CAS, Opto, OptoSeq, and our Berkeley Lights logo. In order to supplement protection of our brand, we have also registered several internet domain names. For further discussion of the risks relating to intellectual property, see the section titled “Risk Factors—Risks related to litigation and our intellectual property.”
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
Human capital resources
As of December 31, 2021 we employed a total of 293 individuals, of whom 267 were employed in the United States, 12 of whom were employed in Asia Pacific and 14 of whom were employed in Europe. As of December 31, 2021, our 293 full-time employees included 111 in research and development, 100 in business development, sales, marketing and support, 35 in manufacturing and operations and 47 in general and administrative functions, of which many hold PhDs in their respective disciplines. None of our employees are represented by a labor union with respect to their employment with us. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
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

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties, including those described below, that could materially adversely affect our business, financial condition, results of operations, and the trading price of our common stock. The following risk factors could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Risks related to our operating history, business and strategy
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant losses since our inception. For the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $71.7 million, $41.6 million and $18.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $263.6 million. We expect that our operating expenses will continue to increase as we grow our business and operate as a public company. Since our inception, we have financed our operations primarily from private placements of our convertible preferred stock, the incurrence of indebtedness, the issuance of common stock sold in an initial public offering and to a lesser extent, revenue derived from our Berkeley Lights Platform. We have devoted substantially all of our resources to the development and commercialization of our Berkeley Lights Platform and to research and development activities related to advancing and expanding our scientific and technological capabilities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.

Our success depends on the success of our Berkeley Lights Platform and market acceptance of Digital Cell Biology. Our Berkeley Lights Platform and Digital Cell Biology may not achieve or maintain significant commercial market acceptance.
Our commercial success is dependent upon our ability to continue to successfully market and sell our Berkeley Lights Platform, offer services to customers and partners, and to otherwise provide customers access to Digital Cell Biology. Our ability to achieve and maintain commercial market acceptance of our Berkeley Lights Platform and provide customers access to Digital Cell Biology will depend on a number of factors, including:
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
•the relative reliability and robustness of our platform as a whole and the components of our platform, including, for example the Beacon and Lightning system and Culture Station instrument;
•our ability to effectively train and educate our customers on the proper usage of our platforms, instruments and workflows;
•our ability to develop new workflows and solutions for customers;

•our ability to grow our service business;
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
We made our first commercial sale of Beacon in the United States in December 2016. Direct platform sales of Beacon and Lightning together accounted for 54%, 69% and 69%, of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. While revenues related to strategic partnerships and services and recurring revenue continues to increase, we still expect that, for at least the foreseeable future, direct capital sales of our Berkeley Lights Platform will continue to account for a substantial portion of our revenue while we grow our service business and develop alternative access channels to our platform and Digital Cell Biology. The sales cycle for capital equipment is slow and can take multiple quarters to complete. In addition, many purchases of our platform involve significant customization of the terms of the transaction requiring additional time and effort to negotiate and complete the sale, and several components of our systems require an order lead time of six months to ten months.
Furthermore, in certain situations we have entered into feasibility study arrangements in advance of a direct sale in order to provide a customer with additional information to make the purchase decision and in such arrangements workflows may be customized for or by customers, a process which can be time consuming. As a result of this lengthy and unpredictable sales cycle, until such time as we establish a significant recurring revenue channel, we will be prone to quarterly fluctuations in our revenue as capital sales of our Beacon systems will continue to comprise a significant component of our revenue. We may not be successful in increasing the proportion of revenue we derive from non-direct capital sales channels, such as our service offerings, in which case we will continue to depend on direct sales of our Beacon systems for a significant portion of our revenue and our revenue will continue to fluctuate accordingly.

It may be difficult for us to implement our strategies for improving growth.
Our success will depend on our ability to grow market penetration in existing markets and our ability to identify new applications for our technologies to capture a greater share of the cell-based product value chain. Our ability to grow our market penetration in existing markets will depend on our ability to attract new customers by increasing awareness of the capabilities of our technology and solutions, as well as educating and training new and existing customers on the appropriate usage of the Berkeley Lights Platform, including our systems, instruments and its workflows. Future revenue growth will also depend on our ability to develop and market new workflows, technologies and solutions to meet our existing customers’ evolving needs, and grow our non-direct platform sales business models, as well as our ability to identify new applications and customers for our technology in additional markets beyond the antibody therapeutics, cell therapy and synthetic biology markets. In 2022, we intend to expand our service engagements but it is possible that revenue from this business will not grow as anticipated or at all. As we continue to scale our business, we may find that certain of our products, certain customers or certain markets, including the biopharmaceutical market, may require a dedicated sales force or sales personnel with different experience than those we currently employ. Identifying, recruiting and training additional qualified personnel would require significant time, expense and attention. If we are unable to drive new customer conversions to Digital Cell Biology, expand adoption of Digital Cell Biology into new industries and markets, expand the application of workflows across our customers’ value chains, increase the usage and value of our workflows to our customers or develop and monetize proprietary biological assets, then our business, financial condition, results of operations and prospects could be adversely affected.

We may not successfully implement our strategy to provide customers access to our platform and Digital Cell Biology through alternative non-direct capital sales channels, including our subscription, partnering and services offerings.
Our ability to execute our growth strategy depends upon our ability to increase the adoption of the Berkeley Lights Platform. Historically, access to our platform was only available through direct capital sales of our systems. We have only recently implemented a strategy providing customers access to our platform through alternative channels, including through subscriptions, strategic partnerships or contracts for our services. Our ability to execute on these alternative access channels is unproven. We cannot assure you that we will be successful in developing these alternative access channels nor that any of them will gain market acceptance. Our failure to execute on this strategy will cause us to remain primarily dependent on lengthy capital equipment sales and our revenue will continue to fluctuate accordingly.

Our revenue under our customer sales engagements, program and service agreements and strategic partnerships and services for any particular period can be difficult to forecast.
Because of the complexities and long sales cycles inherent in our business, including, in particular, certain customer feasibility study agreements and collaboration and development agreements, it is difficult to predict the timing of a customer’s purchase of our system and of the performance and completion of milestones under our customer and collaboration agreements. As a result, our revenue for any particular period can be difficult to forecast, especially in light of the challenging and inconsistent global macroeconomic environment and related market uncertainty. Our revenue may grow at a slower rate than in past periods or even decline on a year-over-year basis. For example, under our collaboration agreement with Ginkgo Bioworks, or Ginkgo, we are eligible to receive certain minimum annual payments from Ginkgo for purchases and services, as well as milestone payments upon the achievement of certain development and regulatory milestones resulting from the use of certain of our proprietary workflows. However, we are unable to predict with precision whether and the extent to which Ginkgo will exceed the minimum annual payments under our agreement, or the timing of the achievement of any milestones under the agreement, if achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our customers’ successful utilization of our products and workflows, which is outside of our control. In 2022, we expect revenue from our strategic partnerships and services engagements to grow year-over-year but it is possible that it will not grow as anticipated or at all. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts.

If we cannot maintain our current relationships with customers, fail to sustain recurring sources of revenue with our existing customers, or if we fail to enter into new relationships, our future operating results would be adversely affected as a general matter.
In the years ended December 31, 2021, 2020 and 2019, revenue from our top five customers accounted for 52%, 33% and 35% of our total revenue, respectively, of which 4%, 8% and 10%, respectively, was from recurring revenue. The revenue attributable to these customers may fluctuate in the future, which could have an adverse effect on our business financial condition, results of operations and prospects. For example, we rely on field of use or workflow license fees as a source of recurring revenue from certain of our customers. These field of use license fees are paid annually by our customers in consideration of continued use of workflows in specified fields of use in accordance with the terms of the agreement with the customer. However, our ability to monitor the specific fields of use and enforce the payment of these corresponding fees is limited. Additionally, customers may use our platform or workflows in ways that violate the contractual field of use and we may not be able to access additional revenue for these expanded uses. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue.
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
We completed our first commercial platform sale in December 2016 and have experienced significant revenue growth in recent periods. Revenue increased 33% to $85.4 million for the year ended December 31, 2021 as compared to $64.3 million for the year ended December 31, 2020. Revenue increased 13% to $64.3 million for the year ended December 31, 2020 as compared to $56.7 million for the year ended December 31, 2019. In addition, we operate in highly competitive markets characterized by rapid technological advances and our business has, and we expect it to continue, to evolve over time to remain competitive. Our limited operating history, evolving business and rapid growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter, may increase the risk that we will not continue to grow at or near historical rates.
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
•the ramifications of the ongoing global COVID-19 pandemic on our customers, suppliers and partners, including temporary shutdowns or slowdowns in our customers research activities, travel restrictions in certain geographies, supply constraints, and volatility in the global economy among others;

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
•expenditures involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including costs related to our intellectual property litigation with AbCellera Biologics Inc., The University of British Columbia, or together, AbCellera, and Lineage BioSciences, Inc., or Lineage, and the outcome of this and any other future patent litigation we may be involved in, and in engaging in United States Patent and Trademark Office, or USPTO, and other jurisdictions’ patent office proceedings;
•expenditures, including costs and attorneys’ fees, related to the shareholder class action litigation defense, and the outcome of the shareholder class action litigation and any other securities-related litigation we may be involved in;
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
We provide a thirteen month assurance-type warranty, generally beginning on the shipment date, on our systems, instruments and chip consumables. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of December 31, 2021, we had accrued expenses of $1.1 million relating to product warranty accruals. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.

We generally recognize revenue from extended warranty and service contracts over the contract term, and changes in sales of such contracts may not be immediately reflected in our operating results.
We offer our customers the option to purchase extended warranty and service programs for regular system maintenance and system optimization on a fixed fee basis. We generally recognize revenue from our extended warranty and service contracts ratably over the contract term, which is typically twelve months, which could in some cases be subject to an early termination right. Revenue from our extended warranty and service contracts accounted for 36%, 34% and 43% of our recurring revenue for the years ended December 31, 2021, 2020 and 2019, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to extended warranty and service contracts entered into during previous quarters.
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
Products and workflows from our research and development programs take time and considerable resources to develop, and may include improvements or changes to our systems, software and consumables, and we may not be able to complete development and commercialize new products and workflows on a timely basis, or at all. There can be no assurance that our programs will produce commercial products and solutions and before we can commercialize any new products or workflows, we will need to expend significant funds in order to:
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
Even if we are successful in developing new products or workflows, it will require us to make significant additional investments in marketing and selling resources in order to commercialize any such products or workflows, whether through system and product sales, through services or otherwise. As a result, we may be unsuccessful in commercializing new products or workflows that we develop, which could adversely affect our business, financial condition, results of operations and prospects.

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
Our customers include biopharmaceutical companies and research institutions. Many factors, including public policy spending priorities, the ramifications of the ongoing global COVID-19 pandemic, available resources and product and economic cycles, have a significant effect on the capital spending policies of these entities. Fluctuations in the research and development budgets of our customers could have a significant effect on the demand for our products and these fluctuations have been exacerbated as a result of the ongoing pandemic. Our customers determine their research and development budgets based on several factors, including the need to develop new products, continued availability of governmental and other funding, competition and the general availability of resources. If research and development budgets are reduced, the impact could adversely affect our business, financial condition, results of operations and prospects.

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
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including costs related to our intellectual property litigation with AbCellera, The University of British Columbia, and Lineage and the outcome of this and any other future patent litigation we may be involved in, and in engaging in USPTO and other jurisdictions’ patent office proceedings;
•costs related to domestic and international expansion; and
•the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any preferred equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Market volatility resulting from the ongoing COVID-19 global pandemic or other factors may further adversely impact our ability to access capital as and when needed.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospect.

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
Further development and commercialization of our current and future products are key elements of our growth strategy. For example, we launched our Lightning system in June 2019 and were required to make significant investments in resources to facilitate the successful commercialization of the system. During the year ended December 31, 2020, we launched our Culture Station instrument and also launched three new workflows, Opto Plasma B Discovery 2.0, Opto Cell Line Development 2.0 and Opto Viral Neutralization 1.0, and during the year ended December 31, 2021, we launched several new workflows and assays, including Opto Plasma B Discovery 4.0 workflow. We intend to launch additional new products and new versions of existing products in the next six to twelve months. The expenses or losses associated with unsuccessful product development or launch activities, our inability to improve the functionality or reliability and robustness of our current products, or lack of market acceptance of our new products could adversely affect our business, financial condition, results of operations and prospects. For example, in the year ended December 31, 2021, our revenues from sales of the Lightning system and from the Culture Station instrument were lower than expected. This future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales organization management.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

Since 2017, we have experienced rapid growth and anticipate further growth in our business operations. Our growth between 2017 and 2021 has required significant time and attention from our management, and placed strains on our operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed.
Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 107 employees as of March 31, 2017 to 293 employees as of December 31, 2021. As we have grown, our employees have become more geographically dispersed. We currently serve customers located in approximately nine countries and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees, including sales employees and employees who are in our service and support groups. Moreover, we expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being, a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. We may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base.
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
We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our computational biology system, our software suite, including our Cell Analysis Suite (CAS), our knowledge management system, our customer reporting, our workflows and our platform, comprising our OptoSelect chips and reagent kits, advanced automation systems, and advanced application and workflow software. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. For example, in 2019, we implemented a new enterprise resource planning system, and in 2021, we began implementation of a new customer relationship management, or CRM, system. These implementations were expensive and required a significant effort in terms of both time and effort. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including manufacturing operations, laboratory operations, data analysis, quality control, customer service and support, billing, research and development activities, scientific and general administrative activities.

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
On May 23, 2018, we entered into a loan and security agreement with East West Bank, or the Lender, pursuant to which the Lender agreed to provide us a $20.0 million term loan facility. The full amount of the loan was funded on May 23, 2018. On June 30, 2021 we entered into an Amended and Restated Loan and Security Agreement with the Lender, which was used to refinance the term loan outstanding under the loan and security agreement dated May 23, 2018. The maturity date of the term loan is June 30, 2025. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting, liquidity ratios and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.
We are permitted to make interest only payments on the loan facility through June 2023, which can be extended up to June 2024 based on the achievement of certain liquidity measures, at which time amortization begins. However, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. An event of default will occur if, among other things, we fail to make required payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change (as defined in the loan and security agreement) has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the third party to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In such a case, we may be required to delay, limit, reduce or terminate our product development or operations or grant to others rights to develop and market products that we would otherwise prefer to develop and market ourselves. The Lender could also exercise its rights as secured lender to take possession of and to dispose of the collateral securing the term loan, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition, results of operations and prospects could be materially adversely affected as a result of any of these events.

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
We believe our platform has potential applications across a wide range of markets and we have targeted certain markets in which we believe our technology has significant advantages, or for which we believe we have a higher probability of success or revenue opportunity or for which the path to commercialize products and realizing or achieving revenue is shorter. For example, in 2018 we entered into engagements regarding cell therapies with certain cancer centers and with an academic institution, in 2019 we entered into engagements with several synthetic biology companies, including Amyris and Ginkgo, and in 2021 we entered into a strategic collaboration with

Thermo Fisher Scientific aimed at addressing challenges in commercial-scale viral vector manufacturing and also entered into an agreement with Bayer Crop Science to accelerate and expand the discovery and development of Bayer Crop Science’s seeds and traits product pipeline. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing near-term opportunities and exploring additional markets for our technology. However, due to the significant resources required for the development of workflows for new markets, we must make decisions on which markets to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular markets or workflows may not lead to the development of any viable product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain markets may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. In particular, if we are unable to develop additional relevant workflows for markets such as antibody therapeutics, cell therapy or the synthetic biology market it could slow or stop our business growth and negatively impact our business, financial condition, results of operations and prospects.

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

If our Emeryville, California operating facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct and pursue our research and development efforts may be jeopardized.
We currently derive the majority of our revenue based upon scientific and engineering research and development, testing and manufacturing conducted at a single facility located in Emeryville, California. Our facility and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters or other circumstances beyond our control, including fire, earthquake, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our customers and develop updates, upgrades and other improvements to our OptoSelect chips and reagent kits, advanced automation systems, and advanced application and workflow software for some period of time. While we have small laboratory facilities in Massachusetts, Cambridge, U.K. and Shanghai, People’s Republic of China, the inability to address system issues or manufacture consumables and reagent kits could develop if our facility is inoperable or suffers a loss of utilization for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facility and the equipment we use to perform our research and development work could be unavailable or costly and time- consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility, to locate and qualify a new facility or license or transfer our proprietary technology to a third party. Even in the event we are able to find a third party to assist in research and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third party.
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

Public health crises such as the current COVID-19 pandemic or similar outbreaks have impacted and may continue to cause impacts in our business.
The COVID-19 pandemic continues to evolve and has impacted our business, and may continue to impact our business.
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
In addition, in response to the spread of COVID-19, and in accordance with direction from state and local government authorities, we have restricted access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely. While changes to masking requirements were announced by the Center for Disease and Prevention, or CDC, and the State of California in February 2022, we currently have a majority of our employees working remotely and have established rules directing employees who are able to productively work remotely to do so. Any increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business, which includes research and development work that is dependent on a laboratory. In addition, our remote work force could increase our cyber security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. In the event that government authorities were to further modify current restrictions, for example by increasing recently relaxed restrictions, our employees conducting research and development or manufacturing activities may not be able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
Continuation of the COVID-19 pandemic may severely impact our business, including slower than anticipated revenue growth, delays in our research and development activities such new product development and introduction and collaboration and partnership program activities with third parties, or delay necessary interactions with local regulators, manufacturing sites and other important contractors and customers. These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, and could further adversely impact our ability to conduct our business generally and have a material adverse impact on our operations and financial condition and results.
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
We have engaged with two different third parties to manufacture our systems. One such third party manufacturer manufactures Beacon and Culture Station, and the other third party manufacturer manufactures Lightning. In addition, certain key parts of our systems are manufactured by various third parties. We do not have any control over the process or timing of the acquisition or manufacture of materials by our third party manufacturers, and cannot ensure that they will deliver to us the systems or components we order on time, or at all. If the operations of our third party manufacturers are interrupted, cease, or if they are unable to meet our delivery requirements due to capacity limitations, supply issues or other constraints, we may be limited in our ability to fulfill new customer orders or to service or repair systems at current customer sites. Any change to another contract manufacturer, even if ultimately consummated, would likely entail significant delay, require us to devote substantial time and resources, result in additional costs, and could involve a period in which our systems could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and business, and frustrate our customers and cause them to turn to our competitors. Additionally, we may be unable to enter into agreements with another contract manufacturer on commercially reasonable terms or at all, which could have a material adverse impact on our business.

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
•trade disputes or other political conditions or economic conditions, including any global macroeconomic impact resulting from the Russia-Ukraine conflict;
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

Risks related to our intellectual property and ongoing litigation
If we are unable to obtain and maintain sufficient intellectual property protection for our technology, including the Berkeley Lights Platform, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
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
As of December 31, 2021, our owned patent assets included approximately 50 U.S. patents, 69 pending U.S. patent applications, 9 pending patent cooperation treaty, or PCT, applications, 286 foreign patents and 323 pending foreign patent applications in various foreign jurisdictions, including Australia, Canada, China, the European Union, Hong Kong, Israel, Japan, South Korea, Singapore and Taiwan. Our owned patent assets include 17 patents and applications that are jointly owned by us and by the UC Regents, including 2 U.S. patents, 2 pending U.S. patent applications, 8 foreign patents, and 5 foreign patent applications, of which the 2 U.S. patents, the 8 foreign patents, are included within the scope of our exclusive licensing arrangement with the UC Regents. As of December 31, 2021, our in-licensed patent assets included 9 U.S. patents, 6 foreign patent, 1 pending U.S. patent application. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. It is possible that in the future some of our patents, licensed patents and patent applications may be challenged at the United States Patent and Trademark Office, or USPTO, or in proceedings before the patent offices of other jurisdictions. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. We may have to challenge the patents or patent applications of third parties. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
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
In July 2020, AbCellera Biologics Inc. (“AbCellera”) filed a complaint in the United States District Court for the District of Delaware, alleging that we infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by AbCellera by making, using, offering for sale, selling and/or importing our Beacon and Culture Station instruments and the OptoSelect chips, and sale of the Opto Plasma B Discovery Workflow: U.S. Patent Nos. 10,107,812, 10,274,494, 10,466,241, 10,578,618, 10,697,962, 10,087,408, 10,421,936 and 10,704,018 (“AbCellera I”). In August 2020, AbCellera filed a second complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,718,768, 10,738,270, 10,746,737, and 10,753,933 (“AbCellera II”). In September 2020, AbCellera filed amended complaints in each of AbCellera I and AbCellera II adding The University of British Columbia (“UBC”) as a named plaintiff. Also in September 2020, AbCellera and UBC filed a third complaint in the United States District Court for the District of Delaware, making the same allegations with regard to U.S. Patent Nos. 10,775,376, 10,775,377, and 10,775,378 (“AbCellera III”). AbCellera and UBC are seeking, among other things, judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees, and treble damages for willful infringement). In addition to procedural motions, we have filed an answer and counterclaims in response to each of the AbCellera I, AbCellera II and AbCellera III lawsuits. Our counterclaims in each lawsuit include counts for declaratory judgment of non-infringement of the asserted patents, for declaratory judgment of invalidity of the asserted patents, and for declaratory judgment of unenforceability of the asserted patents due to inequitable conduct. We filed a motion to transfer the AbCellera I, AbCellera II and AbCellera III lawsuits to the United States District Court for the Northern District of California, which was granted and where the lawsuits have been consolidated and are now pending (the “consolidated lawsuit”). On May 6, 2021 and pursuant to Court Order,

AbCellera and UBC reduced, without prejudice, the asserted patents in the consolidated lawsuit to the following: US Patent Nos. 10,087,408, 10,421,936, 10,738,270, 10,697,962, 10,753,933, 10,775,376 and 10,775,378.
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
In January 2022, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued a decision instituting IPR on U.S. Patent No. 10,087,408 and a decision denying IPR on U.S. Patent No. 10.421,936. In February 2022, the PTAB issued a decision denying IPR on U.S. Patent No. 10,739,270.

In August 2020, we filed a complaint in in the United States District Court for the Northern District of California against AbCellera and Lineage BioSciences, Inc., an entity previously acquired by AbCellera (“AbCellera IV”). The complaint included two counts of unfair competition and one count of a declaratory judgment of non-infringement of U.S. Patent No. 10,058,839. We were seeking, among other things, damages and a judgment of non-infringement. In October 2020, we filed an amended complaint asserting the same three counts and AbCellera and Lineage filed a motion to dismiss the amended complaint, which was granted, without prejudice, in part. In light of the Company’s amended answer and counterclaims in the consolidated lawsuits, which were amended to include its federal and state unfair competition claims as discussed above, in July 2021 the Company filed a notice of dismissal without prejudice in the AbCellera IV lawsuit, resulting in its termination.
While we believe that the patent assertions by AbCellera and UBC are without merit and we intend to defend ourselves vigorously. We also intend to proceed with our claims and counterclaims against AbCellera and UBC. Outcomes in litigation can be uncertain and it is possible a court may disagree with our position. An adverse determination in these lawsuits could subject us to significant liabilities, require us to seek licenses from or pay royalties to AbCellera and/or UBC, or prevent us from manufacturing, selling or using certain of our products, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are currently and in the future may be involved in litigation related to intellectual property, which could be time-intensive and costly and may adversely affect our business, financial condition, results of operations and prospects.
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
In addition, our agreements with some of our customers, partners, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, financial condition, results of operations and prospects.

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
The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in July 2020 at a price of $22.00 per share, our stock price ranged from a high of $113.53 to a low of $6.52 through February 22, 2022. The market price of our common stock has been highly volatile and may continue to fluctuate substantially due to a number of factors such as those listed in “—Risks related to our business and strategy” and the following:
•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•the introduction of new products or product enhancements by us or others in our industry;
•variances in product and system reliability;

•our ability to hire a new CEO after our announcement of a CEO transition in January 2022;
•the loss of senior management;
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
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, such as the shareholder class action litigation filed against us in December 2021, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

The outcome of legal proceedings, such as the shareholder class action complaint filed against us and certain of our current and former executives, are uncertain and could negatively impact our business operations or financial performance.
In December 2021, a shareholder class action litigation titled “Victor J. Ng, Individually and on Behalf of All Others Similarly Situated, vs. Berkeley Lights, Inc., Eric D. Hobbs, Shaun M. Holt and Kurt Wood" was filed in federal court in the Northern District of California on behalf of all purchasers of Berkeley Lights common stock between July 17, 2020 and September 14, 2021, inclusive, alleging that the Company and certain of the Company’s current and former senior executives had violated §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Class Action”). The Securities Class Action asserts that, inter alia, statements about the superiority of BLI’s platform and about BLI’s operational and financial growth that were allegedly false and misleading. Plaintiffs allege that the concealed “truth” was revealed in a Scorpion Capital report on September 15, 2021, entitling class members to recover market losses as damages caused by the alleged fraud. Outcomes in litigation can be uncertain and it is possible a court may disagree with our position that the Securities

Class Action is without merit. In addition to the business interruption caused by the time and cost of litigation, which could negatively impact our business and financial condition, an adverse determination in the Securities Class Action could subject us to significant liabilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects. The current complaint alleges only claims based upon Section 10(b) of the Exchange Act of 1934, it is possible that a consolidated complaint could also include claims based upon Section 11 of the Securities Act of 1933. It is also possible that a shareholder derivative lawsuit may be filed against us. Any of such legal proceedings could serve to be disruptive to our business operations and negatively impact our financial performance.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
As of December 31, 2021, our executive officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 40% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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
A severe or prolonged economic downturn, or additional global financial crises, whether related to the ongoing COVID-19 pandemic or not, or macroeconomic issues caused by events such as the Russia-Ukraine conflict, could result in a variety of risks to our business, including weakened demand for our BLI Platform and our workflows, systems and instruments, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2021, the Company’s principal properties consisted of the following:

Nature	Location	Held
Corporate headquarters, manufacturing, distribution, laboratory facilities	Emeryville, California	Lease
Office and laboratory facilities	Lexington, Massachusetts	Lease
Office and laboratory facilities	Shanghai, China	Lease
Office and laboratory facilities	Cambridge, United Kingdom	Lease
Item 3. Legal Proceedings.

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

AbCellera Biologics Litigation
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

In January 2022, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued a decision instituting IPR on U.S. Patent No. 10,087,408 and a decision denying IPR on U.S. Patent No. 10.421,936. In February 2022, the PTAB issued a decision denying IPR on U.S. Patent No. 10,739,270.

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

Securities Class Action
In December 2021, Victor J. Ng filed a securities class action on behalf of all purchasers of Berkeley Lights common stock between July 17, 2020 and September 14, 2021, inclusive, alleging that the Company and certain of the Company’s current and former senior executives had violated §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Class Action”). The Company believes that the assertions in the Securities Class Action are without merit and intends to defend itself vigorously. Outcomes in litigation can be uncertain and it is possible a court may disagree with the Company’s positions. An adverse determination in the Securities Class Action could subject the Company to significant liabilities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

No provision has been made for litigation because the Company believes that it is not probable that a liability had been incurred as of December 31, 2021.

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
Holders of Common Stock
As of February 14, 2022, there were 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index at market close on July 17, 2020 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2021. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The offering price of our common stock in our initial public offering (“IPO”), which had a closing stock price of $65.45 on July 17, 2020, was $22.00 per share. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Berkeley Lights, Inc., the NASDAQ Composite
Index and the NASDAQ Biotechnology Index

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
07/17/20
9/20
12/20
3/21
6/21
9/21
12/21
Berkeley Lights Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 7/17/2020 in stock or 06/30/2020 in index, including reinvestment of dividends.

Sales of Unregistered Securities
None.
Use of Proceeds
There has been no material change in the expected use of the net proceeds from our IPO as described in our Annual Report on Form 10-K filed with the SEC on March 12, 2021.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors.” Please also see the section titled “Special Note Regarding Forward Looking Statements.”
Overview
Berkeley Lights is a leading Digital Cell Biology company focused on enabling and accelerating the rapid development and commercialization of biotherapeutics and other cell-based products. The Berkeley Lights Platform captures deep phenotypic, functional and genotypic information for thousands of single cells in parallel and can also deliver the live biology customers desire in the form of the best cells. This is a new way to capture and interpret the qualitative language of biology and translate it into single-cell specific digital information, referred to as Digital Cell Biology. We currently focus on enabling the large and rapidly growing markets of antibody therapeutics, cell therapy, gene therapy, agricultural biology and synthetic biology with our platform.
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
Our platform is a fully integrated, end-to-end solution, comprised of advanced automation systems, proprietary consumables, including our OptoSelect chips and reagent kits, and advanced application and workflow software. Customers load onto our system their live cell samples, as well as media and reagents, then the cells are imported onto our OptoSelect chips where integrated workflows are performed to assess specific cell functions and attributes. Our platform captures and delivers rich single-cell data to find the best cells. Our platform leverages our proprietary OptoElectro Positioning (“OEP”) technology, which enables deterministic positioning of living single cells and other micro-objects using light. OEP is a core technology of our platform and allows for a high level of control over live single cells or other micro-objects throughout the functional characterization process.
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
We commercially launched our platform in December of 2016, which included the Beacon system and the alpha version of our Opto Cell Line Development 1.0 workflow, targeted to the antibody therapeutics market. From the initial launch of our platform through December 31, 2021, we have commercially launched ten workflows. In June of 2019, we launched our desktop Lightning system targeted for assay development and lower throughput workflows, and in early 2020 we launched our Culture Station instrument.
As of December 31, 2021, our customer base was comprised of 80 customers and included several of the largest biopharmaceutical companies in the world, as well as biotechnology companies, leading contract research organizations, synthetic biology companies and academic institutions. While we have seen significant growth in our customer and installed base, we believe we are still in the very early stages of platform adoption, with the majority of our historical revenue derived from early adopters of our technology for research and development purposes.

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
Since our inception in 2011, we have incurred net losses in each year. Our net losses were $71.7 million and $41.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $263.6 million and cash and cash equivalents totaling $178.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•invest in processes and infrastructure to scale our platform;
•support research and development to introduce new products;
•market and sell new and existing products and services;
•protect and defend our intellectual property; and
•acquire businesses or technologies to support the growth of our business.
Access options to Digital Cell Biology enabled by the Berkeley Lights Platform
Our business model is focused on driving the adoption of the Berkeley Lights Platform and maximizing its use across our customers’ value chains. This is achieved by enabling more functional testing of single cells throughout our customers’ value chains and by finding opportunities for customers to perform single-cell functional testing earlier in their product development process to advance better product candidates. We engage with potential customers to identify a significant challenge they are facing and then evaluate which of our workflows and underlying assays can address their problem. Customers can gain access to our platform via direct purchase, subscription, or a strategic partnerships and services agreement. In many cases we can address customers’ needs with existing or variants of existing workflows. Alternatively, we may form strategic partnerships to develop substantially new workflows with our customers to address their needs.
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

New customer adoption of the Berkeley Lights Platform
Our financial performance has largely been driven by, and a key factor to our future success will be, our ability to increase the adoption of our platform. We drive global customer adoption through business development efforts, a direct sales and marketing organization in the United States, parts of Europe, China, and third party distributors and dealers in Asia. We are investing in our direct sales organization and establishing distributors in certain global geographies.
Adoption of the platform access options we offer
We offer different access options to our platform in order to meet customer budget and business model needs. We believe this helps to drive customer adoption of our platform. Customers can access our platform with a direct platform purchase or through a subscription. We also form strategic partnerships and services agreements to jointly develop workflows. In these strategic partnerships and services agreements the customer can access the platform through work done by our scientists on advanced automation systems that are part of the Berkeley Lights BioFoundry. Substantially all of our customers to date have chosen to access our platform with a direct platform purchase, subscription or by forming a strategic partnership with us. We launched the subscription access option in February 2020, and our TechAccess subscription option in June 2021. We believe that, over time, a growing portion of our new customers will choose subscription. The degree to which customers adopt one access option over the other could create variations in the amount of and timing in which we recognize revenue and derive cash flow from operations. In addition, as adoption of the subscription access option increases, it will make it difficult to compare our future results with our historical results as a consequence of differing accounting treatment.
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
Development and monetization of proprietary biological assets
Our ability to participate in the end-markets of cell-based products is a function of how many proprietary biological assets are generated during new workflow development in our BioFoundry. Within our Berkeley Lights BioFoundry, we develop, practice and validate workflows. In certain cases, we may use our own biology as part of this validation process. This enables us to commercialize new workflows and may also generate proprietary valuable biological assets we could sell outright or license to customers, such as functionally validated antibodies or new organisms applicable to synthetic biology. We also use our Innovation Lab in cooperation with third parties to develop workflows to generate proprietary biological assets for new and adjacent markets. These early third party research collaborations may take various forms, including service or capacity subscription arrangements.

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
Leverage derived from our BioFoundry research and development infrastructure
We use our Berkeley Lights BioFoundry, which we believe represents the largest single location platform capacity globally for functionally characterizing cells, to drive new workflow development and functionally characterize cells. In our BioFoundry, we practice and develop workflows and functional assays that are applicable throughout the value chain of our target markets. Our workflows are made up of modules that can be adapted, interchanged and deployed with a variety of assays. We believe this versatility facilitates rapid development of new workflow offerings and virtually unlimited workflow commercialization opportunities. There can also be significant leverage among workflows and underlying assays used to functionally characterize single cells in these markets, allowing us to leverage the components developed for one market to improve and accelerate workflow development for another market. This allows us to capture workflow synergies which facilitate adoption of our platform across markets. We have and will continue to invest significantly in expanding our assay and workflow libraries. We have grown our workflow library since the introduction of our first workflow in December of 2016, and as of December 31, 2021, we offered ten commercial workflows incorporating multiple assays and a variety of cell classes.
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
COVID-19 update
The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures, including temporary closures of businesses and quarantine and shelter in place orders. During the year ended December 31, 2021, our production, shipping and customer service functions have remained operational to maintain a continuous supply of products both to our customers and for our internal research and development activities. We are communicating regularly with our suppliers so that our supply chain remains intact. We continue to closely monitoring global supply issues around materials, parts and components, including plastics and integrated circuit chips, and we have not experienced any material supply issues to date.

The ultimate impact of COVID-19 on our operations and financial performance in future periods remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. Refer to Part I, Item 1A. of this Form 10-K under the heading “Risk Factors” for more information.
Components of results of operations
We have elected to omit discussion of the earliest of the three years covered by the audited financial statements presented. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of of Operations”, located in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021, for reference to the discussion of the year ended December 31, 2019, the earliest of the three fiscal years presented.
Revenue
Our revenue consists of both product and service revenue, which is generated through the following revenue streams: (i) direct platform sales (advanced automation systems, fully-paid workflow license agreements and platform support), (ii) recurring revenue (annual workflow license agreements, workflow subscription agreements, consumables, service and extended or enhanced warranty contracts) and revenues under our Tech Access subscription model, and (iii) revenue from partnerships related to our strategic partnerships and services agreements, and to a lesser extent feasibility studies. Sales of advanced automation systems, recurring revenue from consumables, workflow subscription agreements, and workflow licenses are defined as product revenue, and revenue from strategic partnership and services agreements and extended or enhanced warranty contracts, feasibility studies and platform support are defined as service revenue in our consolidated results of operations. We launched our Tech Access subscription model in June 2021.

The following tables provide an overview of our revenue streams and how we report revenue in our consolidated statements of operations and comprehensive loss (in thousands):

Income Statement Classification	Product or Service sold	Revenue Stream

Product revenue	Sale of advanced automation system (Beacon and Lightning system, Culture Station)	Direct platform sales

	Software	Direct platform sales

	Fixed term sales-type lease arrangements with qualified customers	Direct platform sales

	Annual renewable workflow licenses, quarterly workflow subscriptions, annual or multi-year subscriptions arrangements (e.g. TechAccess)	Recurring revenue

	Consumables and reagent kits (e.g. OptoSelect chips)	Recurring revenue

Service revenue	Strategic partnerships, joint development and collaboration agreements where we provide services for development of new workflows, cells or organism types	Strategic partnerships and services

	Application support, installation and training	Direct platform sales

	Fixed fee extended warranty and service programs	Recurring revenue
We renamed our joint development and partnership offering to strategic partnerships and services in the fourth quarter of 2021.

	Year ended December 31, 2021
	Product	Service	Total

Direct platform sales	$44,366	$1,996	$46,362
Recurring revenue	12,209	6,947	19,156
Strategic partnerships and services	—	19,870	19,870
Total revenue	$56,575	$28,813	$85,388

	Year ended December 31, 2020
	Product	Service	Total

Direct platform sales	$42,435	$2,221	$44,656
Recurring revenue	9,151	4,737	13,888
Strategic partnerships and services	—	5,759	5,759
Total revenue	$51,586	$12,717	$64,303

The following table provides information by revenue stream for the periods presented:

	Year ended December 31,
(in thousands, except percentages)	2021	Change	2020	Change	2019

Direct platform sales	$46,362	4%	$44,656	14%	$39,116
Recurring revenue	19,156	38%	13,888	73%	8,021
Strategic partnerships and services	19,870	245%	5,759	(40)%	9,556
Total revenue	$85,388	33%	$64,303	13%	$56,693
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
Gross profit was $56.6 million compared to $44.6 million for the years ended December 31, 2021 and 2020, respectively.
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
Other income (expense), net. Other income (expense), net consists primarily of foreign currency exchange gains and losses. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar, primarily related to our operations in the United Kingdom and China. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Provision for income taxes
Our provision for income taxes consists primarily of foreign taxes and state taxes in the United States. As we expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.

Results of operations
The following tables set forth our results of operations for the periods presented:

	Year ended December 31,
(in thousands, except share and per share data)	2021	2020	2019

Consolidated statements of operations and comprehensive loss data:
Revenue:
Product revenue	$56,575	$51,586	$43,460
Service revenue	28,813	12,717	13,233
Total revenue	85,388	64,303	56,693
Cost of sales:
Product cost of sales	14,857	13,021	11,245
Service cost of sales	13,980	6,727	1,972
Total cost of sales (1)	28,837	19,748	13,217
Gross profit	56,551	44,555	43,476
Operating expenses:
Research and development (1)	58,553	47,240	38,414
General and administrative (1)	43,400	23,202	12,362
Sales and marketing (1)	25,387	14,507	9,237
Total operating expenses	127,340	84,949	60,013
Loss from operations	(70,789)	(40,394)	(16,537)
Other income (expense):
Interest expense	(1,171)	(1,436)	(1,425)
Interest income	175	338	909
Other income (expense), net	6	82	(1,180)
Loss before income taxes	(71,779)	(41,410)	(18,233)
Provision for (benefit from) income taxes	(55)	174	69
Net loss and net comprehensive loss	$(71,724)	$(41,584)	$(18,302)
Net loss attributable to common stockholders per share, basic and diluted	$(1.08)	$(1.39)	$(7.46)
Weighted-average shares used in calculating net loss per share, basic and diluted	66,707,129	31,192,752	2,883,950
(1)Includes stock-based compensation as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Cost of sales	$254	$290	$—
Research and development	5,672	5,201	1,672
General and administrative	8,224	3,377	1,763
Sales and marketing	7,072	2,049	325
Total stock-based compensation	$21,222	$10,917	$3,760

Revenue

	Year ended December 31,
(in thousands, except percentages)	2021	Change	2020	Change	2019

Product revenue	$56,575	10%	$51,586	19%	$43,460
Service revenue	28,813	127%	12,717	(4)%	13,233
Total revenue	$85,388	33%	$64,303	13%	$56,693
Product revenue increased by $5.0 million, or 10%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. Revenue from platform and system sales increased by $1.9 million, including sales-type lease arrangements and license arrangements related to our workflows and revenue from the sale of consumables increased by $2.1 million driven by additional demand due to the increase in our installed base. In addition, revenue from subscription arrangements increased by $0.9 million for the year ended December 31, 2021 compared to the same period in 2020. During the year ended December 31, 2021 we placed 36 platforms compared to 27 platforms during the year ended December 31, 2020.

Service revenue increased by $16.1 million, or 127% for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was driven by increased revenue associated with strategic partnership and services revenue of $14.1 million, as well as an increase from sales in services, including warranty and application support arrangements of $2.0 million.
Costs of sales, gross profit and gross margin

	Year ended December 31,
(in thousands, except percentages)	2021	Change	2020	Change	2019

Product cost of sales	$14,857	14%	$13,021	16%	$11,245
Service cost of sales	13,980	108%	6,727	241%	1,972
Total cost of sales	$28,837	46%	$19,748	49%	$13,217

Gross profit	$56,551	27%	$44,555	2%	$43,476
Gross margin	66%		69%		77%
Product cost of sales increased by $1.8 million, or 14% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by increased sales and an increase in inventory reserves.
Service cost of sales increased by $7.3 million, or 108% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to costs incurred for strategic partnership and services agreements that began during 2021 as well as increased costs for extended warranty services and application support due to the increase in our installed base.

Gross profit increased by $12.0 million, or 27%, for the year ended December 31, 2021 compared to the same period in 2020. The increase in gross profit was primarily driven by higher revenues. Gross margin was 66% for the year ended December 31, 2021 and was 69% for the year ended December 31, 2020. Gross margin for the year ended December 31, 2021 was negatively impacted by the buy-down of two workflow programs in prior periods that are being developed in collaboration with Ginkgo Bioworks to use the workflows in relation to certain strategic partnership and services agreements. While this buy-down does not impact our costs incurred, it reduces revenue, as we are no longer entitled to bill Ginkgo for certain development costs and therefore also reduces gross margin related to these specific programs upon execution on a go-forward basis.

Operating expenses
Research and development

	Year ended December 31,
(in thousands, except percentages)	2021	Change	2020	Change	2019

Research and development	$58,553	24%	$47,240	23%	$38,414
Research and development expense increased by $11.3 million, or 24%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was due to an increase in personnel-related expenses, including a $0.5 million increase in stock-based compensation expense resulting primarily from increased headcount, and also due to an increase in other costs, including testing and qualification materials and other costs related to various projects to develop and improve systems, workflows and assays. Stock-based compensation for the year ended December 31, 2020 included a $2.4 million charge related to the modification of certain stock option related to the retirement of one of our non-executive employees.
General and administrative

	Year ended December 31,
(in thousands, except percentages)	2021	Change	2020	Change	2019

General and administrative	$43,400	87%	$23,202	88%	$12,362
General and administrative expense increased by $20.2 million, or 87%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to an increase in outside legal fees, including patent litigation support, as well as an increase in personnel-related expenses, including a $4.8 million increase in stock-based compensation expense primarily due to the growth of our operations, and increased costs to improve our information processes and systems and implement the financial reporting, compliance and other infrastructure required for a public company.
Sales and marketing

	Year ended December 31,
(in thousands, except percentages)	2021	Change	2020	Change	2019

Sales and marketing	$25,387	75%	$14,507	57%	$9,237
Sales and marketing expense increased by $10.9 million, or 75%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to an increase in personnel-related expenses, including a $5.0 million increase in stock-based compensation and also due to an increase in marketing, advertising and other costs.
Interest expense

	Year ended December 31,
(in thousands, except percentages)	2021	Change	2020	Change	2019

Interest expense	$(1,171)	(18)%	$(1,436)	1%	$(1,425)

Interest expense decreased by $0.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, as a result of refinancing our loan from East West Bank, which now carries a lower interest rate.
Interest income

	Year ended December 31,
(in thousands, except percentages)	2021	Change	2020	Change	2019

Interest income	$175	(48)%	$338	(63)%	$909
Interest income decreased $0.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease was primarily due to lower interest received on our cash and short-term deposits due to a decline in interest rates and lower average cash balances during fiscal 2021.
Other income (expense), net

	Year ended December 31,
(in thousands, except percentages)	2021	Change	2020	Change	2019

Other income (expense), net	$6	(93)%	$82	(107)%	$(1,180)
Other income for the years ended December 31, 2021 and 2020 was mainly comprised of foreign exchange gains and losses and other miscellaneous income and expense items.
Liquidity and capital resources
As of December 31, 2021, we had approximately $178.1 million in cash and cash equivalents which were primarily held in U.S. short-term bank deposit accounts and money market funds. Restricted cash of $0.3 million serves as collateral for our corporate credit card program. We have generated negative cash flows from operations since inception through December 31, 2021.
We expect to incur additional operating losses in the foreseeable future as we continue to invest in the research and development of our product offerings, commercialize and launch platforms, and expand into new markets. Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new facilities as well as our manufacturing operations, the expansion of sales and marketing and the introduction of new products. Our future capital needs may also depend upon the impacts of the COVID-19 pandemic. We have and may in the future enter into arrangements to acquire or invest in businesses, services and technologies, and any such acquisitions or investments could significantly increase our capital needs.
We currently anticipate making aggregate capital expenditures between approximately $12 million and $15 million during the next 12 months, which is expected to primarily include equipment to be used for manufacturing and research and development, as well as spend associated with the expansion of our facilities.
Based on our current business plan, we believe our existing cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months from the date of this Annual Report on Form 10-K.
Sources of liquidity
Since our inception, we have financed our operations primarily from the issuance and sale of our equity securities, borrowings under long-term debt agreements, and to a lesser extent, cash generated by product and service sales. In July 2020, we completed our IPO, resulting in the receipt of aggregate proceeds of $187.9 million, net of offering costs, underwriter discounts and commissions of $17.0 million.

East West Bank Loan and Security Agreement
On May 23, 2018, we entered into a Loan and Security Agreement with East West Bank (“EWB”) providing it the ability to borrow up to $20.0 million. The loan facility was fully drawn as of May 23, 2018.
On June 30, 2021, we entered into an Amended and Restated Loan and Security Agreement (the “Agreement”) with EWB. Pursuant to the Agreement, EWB provided a $20.0 million term loan (“the Term Loan”) which was used to refinance the term loan outstanding under the Loan and Security Agreement dated May 23, 2018. The Term Loan matures in 48 months and bears interest at a fixed rate of 4.17%. The Term Loan has an initial interest-only period of 24 months, which can be extended to up to 36 months based on the achievement of certain liquidity measures, and can be pre-paid without penalty at any time.
The Agreement grants EWB a security interest in and liens on all of our assets, excluding intellectual property, which is subject to a double negative pledge. In addition, certain other terms of the original agreements as previously in effect were amended by the Agreement, including certain financial covenants. The Amended and Restated Loan and Security Agreement was accounted for as a debt modification and we capitalized incremental debt issuance costs.
Furthermore, the Agreement also provided the Company with a new $10.0 million revolving credit line (the “Revolving Line”), which bears interest on the outstanding daily balance thereof of 0.70% above the Prime Rate (as defined in the Agreement). No amount was outstanding under the Revolving Line as of December 31, 2021.
We were in compliance with all covenants under the EWB Loan Agreement as of December 31, 2021.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(in thousands)	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(53,128)	$(35,852)	$(10,533)
Investing activities	(15,825)	(3,289)	(9,073)
Financing activities	13,641	191,516	1,022
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(55,312)	$152,375	$(18,584)
Operating activities
Net cash used in operating activities for the year ended December 31, 2021 was primarily due to a net loss of $71.7 million, a net cash outflow from changes in operating assets and liabilities of $11.4 million, partially offset by non-cash adjustments, mainly consisting of depreciation expense and stock-based compensation. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventory to support revenue growth, an increase in accounts receivable due both to an increase in revenue and the timing of invoicing, partially offset by an increase in deferred revenue, accrued expenses and other current liabilities and accounts payable due to the timing of advanced billings and revenue recognition as well as the timing of vendor invoicing and related payments.
Net cash used in operating activities for the year ended December 31, 2020 was primarily due to a net loss of $41.6 million, a net cash outflow from changes in operating assets and liabilities of $12.2 million, partially offset by non-cash adjustments, mainly consisting of depreciation expense and stock-based compensation. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventory to support revenue growth, an increase in accounts receivable due both to an increase in revenue and the timing of invoicing.
Investing activities
Net cash used in investing activities was $15.8 million in the year ended December 31, 2021 compared to $3.3 million in the year ended December 31, 2020. The increase was primarily driven by the increase and timing of capital expenditures. Capital expenditures for fiscal 2021 included the expansion of our research and development and BioFoundry laboratory operations to support current and planned programs.

Financing activities
Net cash provided by financing activities was $13.6 million for the year ended December 31, 2021 compared to $191.5 million for the year ended December 31, 2020. Net cash provided by financing activities during the year ended December 31, 2021 primarily related to cash receipts upon the issuance of common stock under our employee stock option and stock purchase plans. Net cash provided by financing activities during the year ended December 31, 2020 primarily related to net cash receipts of $187.9 million from our initial public offering.
Concentration of credit risk
Most of the Company’s customers are located in the United States. For the year ended December 31, 2021, three customer accounted for 19%, 11% and 10% of revenue. For the year ended December 31, 2020, one customer accounted for 12% of revenue. Three customers accounted for 15%, 11% and 11%, respectively, of accounts receivable at December 31, 2021. Three customers comprised 42%, 21% and 15%, respectively, of accounts receivable at December 31, 2020.
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2021:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Debt obligations, including interest (1)	$22,078	$845	$17,023	$4,210	$—
Lease commitments (2)	34,163	4,202	8,631	9,107	12,223
Purchase Obligations (3)	43,640	22,227	21,413	—	—
Total	$99,881	$27,274	$47,067	$13,317	$12,223
(1)As of December 31, 2021, the outstanding balance of our term loan under the EWB Loan Agreement was $20.0 million. Borrowings under the term loan mature on June 30, 2025 and accrue interest at a fixed rate of 4.17% per annum.
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
Revenue recognition
We derive revenue from primarily two sources, product and service revenues, which are discussed further below.
We recognize revenue using a five step process. This process involves identifying the contract with a customer, identifying the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract based on their stand-alone selling price, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service.
Our agreements with customers often include multiple performance obligations, which can sometimes be included in separate contracts entered into within a reasonably short period of time. We consider an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition. Management must apply judgment in determining whether the individual promises represent multiple performance obligations, or a single, combined performance obligation.
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
Product revenues
Product revenues are comprised of two major revenue streams, direct platform sales and consumables. Direct platform sales revenues are comprised of advanced automation systems, which include the Beacon and Lightning systems (including fully paid workflow licenses) as well as Culture Station instruments. Consumables revenues are comprised of OptoSelect chips required to run the system as well as reagent kits. Direct platform sales also include revenue from certain historical subscription arrangements in which customers are able to subscribe to a specific workflow and pay a quarterly fee over a fixed period of time which covers the annual workflow license, the advanced automation system, as well as warranty and service. While the majority of our revenue under our TechAccess subscription falls into the service category, consumables and certain other deliverables under TechAccess subscription are categorized as product revenue. Our standard arrangement with our customers is generally a purchase order or an executed contract. Revenue on product sales is recognized when control has transferred to the customer which typically occurs when the product has been shipped to the customer, risk of loss has transferred to the customer and we have a present right to payment for the system, chip or kit, as applicable. In certain limited circumstances when a product sale includes client acceptance provisions, we will first assess such terms to determine if the control of the good is being transferred to the customer in accordance with the agreed-upon specifications in the contract. To the extent that such acceptance provisions can be objectively determined to be aligned with the standard specifications of the arrangement, are defined and easily evaluated for completion, as well as do not afford the customer any additional rights or create additional performance obligations for us, such provisions would be determined perfunctory and would not preclude revenue recognition presuming all other criteria are met. If such acceptance provisions are considered to be substantive, revenue is recognized either when client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. Payment terms are generally thirty to ninety days from the date of invoicing.
On a limited basis, we also enter into fixed-term sales-type lease arrangements with certain qualified customers.
Service revenues
Service revenues primarily consist of strategic partnership and services agreements, service and warranty, training and installation services, platform support and feasibility studies on our advanced automation systems and workflows. Strategic partnership and services agreements are agreements whereby we provide services for, among other things, the development of customized workflows, screening capabilities, or for customized consumables or advanced automation systems to meet a specific customer’s needs. These contracts can be executed on a time-and-materials basis and in certain cases include defined milestones associated with these development activities over extended periods of time, some in excess of twenty-four months. Our services are generally provided primarily on a fixed fee basis with defined billing schedules. We review strategic partnerships and services agreements for revenue recognition at contract inception and generally recognizes revenue from these contracts over time, using either an input measure of progress based on costs incurred to date relative to total expected costs or on a time and materials basis.
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
We only include variable consideration in the transaction price to the extent that it is not probable that a significant reversal of revenue will occur for that amount. The constraint estimate is reassessed at each reporting date until the uncertainty is resolved.
Contract assets and contract liabilities
Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract liabilities consist of fees invoiced or paid by our customers for which the associated services have not been performed and revenue has not been recognized based on our revenue recognition policy described above. Such amounts are reported as deferred revenue on our consolidated balance sheets. Deferred revenue that is expected to be recognized during the following twelve months is recorded as a current liability and the remaining portion is recorded as non-current.
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
Costs to obtain or fulfill a contract
Origination costs relate primarily to sales commissions to individuals that are directly related to sales transactions. Fulfillment costs generally include the direct cost of services such as platform support and feasibility studies.
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
Stock-based compensation
We maintain an incentive compensation plan under which incentive stock options, non-qualified stock options and restricted stock units (“RSU”) are granted primarily to employees and non-employee consultants.
Stock-based compensation expense for stock-based awards is based on the grant date fair value of the award. We determine the fair value of RSUs based on the closing value of its stock price listed on the Nasdaq at the date of the grant.
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
Bank deposit and money market exposure. As of December 31, 2021, we had cash and cash equivalents, including restricted cash, of $178.4 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds, and bank deposits generate interest income at variable rates below 1%. A hypothetical 100 basis point decrease in interest rates would have no material effect on our interest income and financial results.

Foreign currency risk

Through December 31, 2021, we did not generate any revenue denominated in foreign currencies. While we incur certain expenses in foreign currencies, especially related to our foreign offices, the impact of changes in exchange rates has been immaterial as of December 31, 2021 for these expenses. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the US dollar, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data.
Berkeley Lights, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Berkeley Lights, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Berkeley Lights, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Identification of performance obligations in the Company’s revenue agreements with customers

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company derives revenue from two sources, products and services. The Company’s agreements with customers often include multiple performance obligations. Management must apply judgment in determining whether the individual promises represent multiple performance obligations, or a single, combined performance obligation. The Company reported product revenue and service revenue of $56.6 million and $28.8 million, respectively, for the year ended December 31, 2021.

We identified the evaluation of the Company’s identification of performance obligations as a critical audit matter. Evaluating whether the Company’s promise to transfer a good or service is separately identifiable and constitutes a performance obligation required subjective and complex auditor judgment due to the varying nature and number of the promises and the underlying contractual terms.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue recognition process. This included a control related to the Company’s review of customer contracts for the identification of performance obligations. For a sample of the Company’s revenue contracts, we (1) read the agreement to understand the contractual terms and conditions, (2) evaluated the identification of performance obligations in each arrangement by considering the nature of the promises within the contract, and (3) evaluated whether they were separately identifiable from other promised goods and services.

Estimate of expected costs at completion for certain strategic partnership and services agreements

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company enters into strategic partnership and services agreements whereby the Company provides services for the development of customized workflows, screening capabilities, or for customized consumables or advanced automation systems to meet a specific customer’s needs. The Company generally recognizes revenue from these contracts over time, using either an input measure of progress based on costs incurred to date relative to expected costs at completion or on a time and materials basis. The Company reported service revenue of $28.8 million for the year ended December 31, 2021, which included revenue from strategic partnership and services agreements.

We identified the evaluation of the Company’s estimate of expected costs at completion for strategic partnership and services agreements when using a cost-based input measure of progress to recognize revenue as a critical audit matter. The assumptions used in estimating the costs at completion include the amount of future labor costs and platform usage. Subjective auditor judgment was required because of the estimation uncertainty associated with these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating expected costs at completion, including controls relating to future labor costs and platform usage assumptions. We evaluated the estimate of future labor costs and platform usage for a selection of open strategic partnership and services projects by (1) inspecting the most recent updated approved project budgets and evaluating changes from the previous period, (2) interviewing project personnel to gain an understanding of the status of project activities, and (3) obtaining and analyzing underlying documentation for a selection of costs in the expected costs at completion, including future labor costs and platform usage.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.
San Francisco, California
February 28, 2022

Berkeley Lights, Inc.
Consolidated balance sheets

	December 31,
(In thousands, except share and per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$178,096	$233,408
Trade accounts receivable	25,942	12,939
Inventory	14,547	11,047
Prepaid expenses and other current assets	11,985	8,175
Total current assets	230,570	265,569
Restricted cash	270	270
Property and equipment, net	27,992	14,544
Operating lease right-of-use assets	26,060	16,718
Other assets	2,361	2,557
Total assets	$287,253	$299,658

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$8,198	$3,491
Accrued expenses and other current liabilities	12,425	8,401
Current portion of notes payable	—	11,594
Deferred revenue	12,128	5,482
Total current liabilities	32,751	28,968
Notes payable, net of current portion	19,762	8,301
Deferred revenue, net of current portion	2,187	1,709
Operating lease liability, noncurrent	24,337	15,899
Total liabilities	79,037	54,877
Commitments and contingencies (Note 14)
Stockholders’ equity:
Convertible preferred stock, $0.00005 par value. Authorized 10,000,000 shares at December 31, 2021 and 2020, respectively; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.00005 par value. Authorized 300,000,000 shares at December 31, 2021 and 2020, respectively; issued and outstanding 67,595,535 shares and 64,486,246 shares at December 31, 2021 and 2020, respectively	4	3
Additional paid-in capital	471,820	436,662
Accumulated deficit	(263,608)	(191,884)
Total stockholders’ equity	208,216	244,781
Total liabilities and stockholders’ equity	$287,253	$299,658
See accompanying notes to consolidated financial statements.

Berkeley Lights, Inc.
Consolidated statements of operations and comprehensive loss

	Year ended December 31,
(In thousands, except share and per share data)	2021	2020	2019
Revenue:
Product revenue	$56,575	$51,586	$43,460
Service revenue	28,813	12,717	13,233
Total revenue	85,388	64,303	56,693
Cost of sales:
Product cost of sales	14,857	13,021	11,245
Service cost of sales	13,980	6,727	1,972
Total cost of sales	28,837	19,748	13,217
Gross profit	56,551	44,555	43,476
Operating expenses:
Research and development	58,553	47,240	38,414
General and administrative	43,400	23,202	12,362
Sales and marketing	25,387	14,507	9,237
Total operating expenses	127,340	84,949	60,013
Loss from operations	(70,789)	(40,394)	(16,537)
Other income (expense):
Interest expense	(1,171)	(1,436)	(1,425)
Interest income	175	338	909
Other income (expense), net	6	82	(1,180)
Loss before income taxes	(71,779)	(41,410)	(18,233)
Provision for (benefit from) income taxes	(55)	174	69
Net loss and net comprehensive loss	$(71,724)	$(41,584)	$(18,302)

Net loss attributable to common stockholders per share, basic and diluted	$(1.08)	$(1.39)	$(7.46)
Weighted-average shares used in calculating net loss per share, basic and diluted	66,707,129	31,192,752	2,883,950
See accompanying notes to consolidated financial statements

Berkeley Lights, Inc.
Consolidated statements of changes in stockholders’ equity

(in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances as adjusted at December 31, 2018	50,462,272	$224,769	2,690,264	$—	$4,860	$(131,998)	$97,631
Shares issued in connection with:
Exercise of stock options	—	—	382,803	—	606	—	606
Vesting of shares subject to repurchase from exercised options	—	—	—	—	88	—	88
Stock-based compensation	—	—	—	—	3,760		3,760
Net loss	—	—	—	—	—	(18,302)	(18,302)
Balances at December 31, 2019	50,462,272	$224,769	3,073,067	$—	$9,314	$(150,300)	$83,783
Conversion of convertible preferred stock into common stock	(50,462,272)	(224,769)	50,462,272	3	224,766	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	9,315,000	—	187,935	—	187,935
Cashless exercise of common stock warrants	—	—	123,192	—	—	—	—
Shares issued in connection with:
Exercise of stock options	—	—	1,512,715	—	3,585	—	3,585
Vesting of shares subject to repurchase from early exercised options	—	—	—	—	328	—	328
Stock-based compensation	—	—	—	—	10,734	—	10,734
Net loss	—	—	—	—	—	(41,584)	(41,584)
Balances at December 31, 2020	—	$—	64,486,246	$3	$436,662	$(191,884)	$244,781
Shares issued in connection with:
Exercise of stock options	—	—	2,882,470	1	10,296	—	10,297
Vesting of restricted stock units	—	—	63,811	—	—	—	—
Employee stock purchase plan	—	—	163,008	—	3,644	—	3,644
Stock-based compensation	—	—	—	—	21,218	—	21,218
Net loss	—	—	—	—	—	(71,724)	(71,724)
Balances at December 31, 2021	—	$—	67,595,535	$4	$471,820	$(263,608)	$208,216
See accompanying notes to consolidated financial statements.

Berkeley Lights, Inc.
Consolidated statements of cash flows

	Year ended December, 31
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net loss	$(71,724)	$(41,584)	$(18,302)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,598	5,102	4,842
Stock-based compensation	21,222	10,917	3,760
Amortization of operating lease right-of-use assets	2,327	1,691	1,673
Non-cash interest and other expense related to debt and note receivable agreements	67	68	4
Provision for excess and obsolete inventory	678	32	169
Loss on impairment of property and equipment	60	140	782
Change in fair value of embedded derivative	—	—	62
Equity method losses in Optera Therapeutics Corp.	—	—	806
Net loss on dissolution of Optera Therapeutics Corp.	—	—	236
Changes in operating assets and liabilities:
Trade accounts receivable	(13,003)	(3,605)	2,389
Inventory	(6,635)	(4,226)	(4,019)
Prepaid expenses, other current assets and other assets	(3,513)	(1,793)	(4,079)
Trade accounts payable	3,878	373	494
Deferred revenue	7,124	(3,955)	1,634
Accrued expenses and other current liabilities	2,991	2,655	782
Operating lease liability	(2,198)	(1,667)	(1,766)
Net cash used in operating activities	(53,128)	(35,852)	(10,533)
Cash flows from investing activities:
Purchase of property and equipment	(15,825)	(3,289)	(8,423)
Issuance of notes receivable	—	—	(1,000)
Collection of notes receivable	—	—	350
Net cash used in investing activities	(15,825)	(3,289)	(9,073)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net	—	190,585	—
Payment of issuance costs	—	(2,650)	—
Debt issuance costs	(300)	—	—
Proceeds from issuance of common stock upon exercise of stock options	10,297	3,581	606
Proceeds from issuance of common stock under employee stock purchase plan	3,644	—	—
Proceeds from issuance of common stock upon early exercise of stock options	—	—	416
Net cash provided by financing activities	13,641	191,516	1,022
Net increase (decrease) in cash and cash equivalents and restricted cash	(55,312)	152,375	(18,584)
Cash and cash equivalents and restricted cash at beginning of period	233,678	81,303	99,887
Cash and cash equivalents and restricted cash at end of period	$178,366	$233,678	$81,303
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
In 2017, Berkeley Lights incorporated BLI Europe International, Ltd. as a wholly-owned subsidiary in the United Kingdom to support Berkeley Lights’ planned expansion in Europe. In the third quarter of 2020, Berkeley Lights established a wholly owned foreign operating entity in China to further expand its operations. In the second quarter of 2021, Berkeley Lights established a subsidiary in Singapore to support its overall sales and service efforts in the Asia Pacific region. Berkeley Lights and its consolidated subsidiaries are hereinafter referred to as the “Company.” The Company’s headquarters are in Emeryville, California.
The Company commercially launched its platform in December of 2016, which included its Beacon system and the alpha version of its Opto Cell Line Development 1.0 workflow, targeted to the antibody therapeutics market. In June 2019, the Company launched its desktop Lightning system targeted for assay development and lower throughput workflows, and in early 2020 the Company launched the Culture Station instrument. The Company is expanding the capabilities of its platform through the commercial launch of additional workflows in its core markets of antibody therapeutics, cell therapy, gene therapy, agricultural biology and synthetic biology.
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP.

Liquidity
The Company has experienced losses from its operations since its inception and has relied primarily on equity and debt financing to fund its operations to date. For the year ended December 31, 2021, the Company had a consolidated net loss of $71.7 million and as of December 31, 2021, had an accumulated deficit of $263.6 million and unrestricted cash and cash equivalents of $178.1 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents balance as of December 31, 2021 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying consolidated financial statements.
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
The Company records cash and cash equivalents as restricted when it is unable to freely use such cash and cash equivalents for general operating purposes. As of December 31, 2021 and 2020, restricted cash consists of cash on deposit in a financial institution that is restricted to be used for the Company’s corporate credit card program.
The following table provides a reconciliation of cash and cash equivalents and restricted cash on the consolidated balance sheets to the totals presented on the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$178,096	$233,408
Restricted cash	270	270
Total cash and cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$178,366	$233,678
Trade accounts receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance and expected credit losses related to its receivables, management considers historical losses adjusted to take into account current market and economic conditions and the Company’s customers’ respective financial conditions, the amounts of receivables in dispute and the current receivables aging and current payment patterns. To the extent identified, account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date its customers have primarily been large biopharmaceutical companies, well known research institutes and related companies and therefore we have not had any material write-offs or allowance for doubtful accounts in the years ended December 31, 2021 and 2020.
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
The Company’s agreements with customers often include multiple performance obligations, which can sometimes be included in separate contracts entered into within a reasonably short period of time. The Company considers an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition. Management must apply judgment in determining whether the individual promises represent multiple performance obligations, or a single, combined performance obligation.
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
Product revenues
Product revenues are comprised of two major revenue streams, direct platform sales and consumables. Direct platform sales revenues are comprised of advanced automation systems, which include the Beacon and Lightning systems (including fully paid workflow licenses) as well as Culture Station instruments. Consumables revenues are comprised of OptoSelect chips required to run the system as well as reagent kits. Direct platform sales also include revenue from certain historical subscription arrangements in which customers are able to subscribe to a specific workflow and pay a quarterly fee over a fixed period of time which covers the annual workflow license, the advanced automation system, as well as warranty and service. While the majority of the Company’s revenue under its TechAccess subscription falls into the service category, consumables and certain other deliverables under TechAccess subscription are categorized as product revenue. The Company’s standard arrangement with its customers is generally a purchase order or an executed contract. Revenue on product sales is recognized when control has transferred to the customer which typically occurs when the product has been shipped to the customer, risk of loss has transferred to the customer and the Company has a present right to payment for the system, chip or kit, as applicable. In certain limited circumstances when a product sale includes client acceptance provisions, the Company will first assess such terms to determine if the control of the good is being transferred to the customer in accordance with the agreed-upon specifications in the contract. To the extent that such acceptance provisions can be objectively determined to be aligned with the standard specifications of the arrangement, are defined and easily evaluated for completion, as well as do not afford the customer any additional rights or create additional performance obligations for the Company, such provisions would be determined perfunctory and would not preclude revenue recognition presuming all other criteria are met. If such acceptance provisions are considered to be substantive, revenue is recognized either when client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the client acceptance provisions have been satisfied. Payment terms are generally thirty to ninety days from the date of invoicing.
On a limited basis, the Company also enters into fixed-term sales-type lease arrangements with certain qualified customers.
Service revenues
Service revenues primarily consist of strategic partnerships and services agreements, service and warranty, training and installation services, platform support and feasibility studies on the Company’s advanced automation systems and workflows. Strategic partnerships and services agreements are agreements whereby the Company provides services for, among other things, the development of customized workflows, screening capabilities, or for customized consumables or advanced automation systems to meet a specific customer’s needs. These contracts can be executed on a time-and-materials basis and in certain cases include defined milestones associated with these development activities over extended periods of time, some in excess of twenty-four months. The Company’s services are generally provided primarily on a fixed fee basis with defined billing schedules. The Company reviews strategic partnerships and services agreements for revenue recognition at contract inception and generally recognizes revenue from these contracts over time, using either an input measure of progress based on costs incurred to date relative to total expected costs or on a time and materials basis.
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

Contract assets and contract liabilities
Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. The Company’s contract asset balances of $2.8 million and $2.7 million as of December 31, 2021 and 2020, respectively, are primarily from its sales-type lease arrangements as well as its development and feasibility study agreements. The Company does not have impairment losses associated with contracts with customers for the years ended December 31, 2021 and 2020.
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
Costs to obtain or fulfill a contract
Origination costs relate primarily to sales commissions to individuals that are directly related to sales transactions. Fulfillment costs generally include the direct cost of services such as platform support and feasibility studies.
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
The origination costs that are related to long-term development agreements are not material as of December 31, 2021 and 2020.
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
The estimated useful lives of the Company’s property and equipment are as follows:

Equipment, tooling and molds	5—7 years
Computer equipment and software	3—7 years
Furniture, fixtures and other	3—7 years
Leasehold Improvements	Shorter of lease term or estimated useful life
Other assets
Other current assets and other assets consist primarily of contract assets discussed above, prepaid rent, prepaid insurance and advance payments made to certain vendors for future delivery of goods or services and software implementation costs for cloud-based hosting arrangements that are a service contract.
The Company expenses all cloud-based hosting arrangement related costs (internal and external) that were incurred in the planning and post-implementation operation stages of such implementations and capitalizes costs related to the application development stage of such projects. Such projects primarily include the implementation of a new customer relationship management system (“CRM system”) and a new enterprise resource planning system (“ERP system”). The capitalized costs are generally amortized on a straight-line basis over the estimated useful life starting on the date that the projects are placed into production and are ready for their intended use. As of December 31, 2021 approximately $0.5 million and $0.5 million were classified in prepaid expenses and other current assets and other assets, respectively. As of December 31, 2020 approximately $0.3 million and $0.6 million were classified in prepaid expenses and other current assets and other assets, respectively.
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
Advertising expenses
The cost of advertising, marketing and media is expensed as incurred. For the years ended December 31, 2021, 2020 and 2019, advertising expenses totaled $1.2 million, $1.4 million and $1.0 million, respectively.
Income taxes
The Company’s provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflects its best assessment of estimated future taxes to be paid. The Company’s provision for income taxes consists primarily of foreign taxes and state taxes in the United States. As the Company expands the scale and scope of its international business activities, any changes in the United States and foreign taxation of such activities may increase its overall provision for income taxes in the future. Deferred income taxes comprise the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.
The Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy for interest and penalties related to uncertain tax positions is to recognize interest and penalties, if any, as a component of the provision for income taxes in the consolidated statements of operations and to include accrued interest and penalties within the related tax liability line in the consolidated balance sheets. For all periods presented, the Company has provided a valuation reserve equal to 100% of its deferred tax assets as the Company is not in a position to determine if its operating plans will be successful and result in taxable income to absorb any loss carryforwards.
Stock-based compensation
The Company maintains an incentive compensation plan under which incentive stock options, non-qualified stock options and restricted stock units (“RSU”) are granted primarily to employees and non-employee consultants.
Stock-based compensation expense for stock-based awards is based on the grant date fair value of the award. The Company determines the fair value of RSU’s based on the closing value of its stock price listed on the Nasdaq at the date of the grant.
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
Fair value measurements
The fair value of the Company’s money market funds are based on quoted market prices in active markets for identical assets (see Note 6 to these consolidated financial statements).
Product warranties
The Company provides a 13-month assurance-type warranty, generally beginning on the shipment date, on its platforms and chip consumables. Upon shipment, the Company establishes an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor, and overhead costs. While management believes that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in the Company’s products could result in actual expenses that are below those currently estimated.
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
Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive loss.
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
Net loss attributable to common stockholders per share
Net loss attributable to common stockholders per share is computed dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive. In computing diluted net loss per share, the Company utilizes the treasury stock method.
The Company applies the two-class method to compute basic and diluted net loss or income per share when it has issued shares that meet the definition of participating securities. The two-class method determines net (loss) or income per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires net (loss) income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all net (loss) income for the period had been distributed. The Company’s convertible preferred stock participated in any dividends declared by the Company and were therefore considered to be participating securities. The participating securities are not required to participate in the losses of the Company, and therefore during periods of loss there is no allocation required under the two-class method.
Recently issued and adopted accounting standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to intra-period tax allocations and deferred tax accounting on outside basis differences in foreign subsidiaries and equity method investments. Additionally, it provides other simplifying measures for the accounting for income taxes. The Company adopted ASU 2019-12 effective January 1, 2021; such adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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
The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of expected as probable credit losses in its existing trade accounts receivable. At each of December 31, 2021 and 2020, the Company had not recorded any material allowance for doubtful accounts.
Most of the Company’s customers are located in the United States. For the year ended December 31, 2021, three customers accounted for 19%, 11% and 10% of revenue. For the year ended December 31, 2020, one customer accounted for 12% of revenue. For the year ended December 31, 2019, no customer accounted for more than 10% of revenue. Three customers accounted for 15%, 11% and 11%, respectively, of accounts receivable at December 31, 2021. Three customers comprised 42%, 21%, and 15%, respectively, of accounts receivable at December 31, 2020.

(4)Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by type of customer or sales channel, market segment as defined by nature of workflows and activities of the end customer, and timing of revenue recognition (in thousands):

	Year ended December 31,
	2021	2020	2019
Type of Sales Channel
Direct sales channel	$56,969	$58,233	$53,014
Distributor channel	28,419	6,070	3,679
Net revenues	$85,388	$64,303	$56,693

Market Segment
Antibody therapeutics	$64,317	$51,782	$49,428
Gene therapy	7,108	—	—
Agricultural biology	2,183	—	—
Cell therapy	2,818	4,472	2,550
Synthetic biology	8,962	8,049	4,715
Net revenues	$85,388	$64,303	$56,693

Timing of Revenue Recognition
Goods and services transferred at a point in time	$55,389	$50,583	$43,359
Goods and services transferred over time	29,999	13,720	13,334
Net revenues	$85,388	$64,303	$56,693
Revenues by market are determined by the revenue associated with workflows that the Company’s customers are utilizing, primarily on our Beacon platform, or by the nature of the workflows that the Company is developing under strategic partnerships and services agreements. Revenues by geographical markets are presented in Note 18 to these consolidated financial statements.
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

As of December 31, 2021, the aggregate amount of remaining performance obligations that are unsatisfied or partially unsatisfied related to customer contracts was $7.2 million, which is included in deferred revenue on the

Company’s consolidated balance sheets, of which approximately 48% is expected to be recognized to revenue in the next 12 months, with the remainder afterwards.
Contract balances
The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	December 31,
	2021	2020
Trade accounts receivable	$25,942	$12,939
Contract assets, which are included in “Prepaid expenses and other current assets”	$1,736	$1,310
Contract assets, long-term, which are included in “Other assets”	$1,070	$1,375
Deferred revenue (current)	$12,128	$5,482
Deferred revenue (non-current)	$2,187	$1,709
The contract liabilities of $14.3 million and $7.2 million as of December 31, 2021 and December 31, 2020, respectively, consisted of deferred revenue related to extended warranty service agreements, strategic partnerships and services agreements, and advanced automation system arrangements. Revenue recorded during the year ended December 31, 2021 included $5.3 million of previously deferred revenue that was included in contract liabilities as of December 31, 2020.
Sales-type lease arrangements
The Company also enters into sales-type lease arrangements with certain qualified customers. Revenue related to lease elements from sales-type leases is presented as product revenue and was $2.7 million and $1.7 million for the year ended December 31, 2021 and 2020, respectively. The Company recorded no sales-type lease arrangement revenue in the year ended December 31, 2019.
The following table presents the future maturity of the Company’s fixed-term customer leases and reconciles the undiscounted cash flows from the amounts due from customers under such arrangements as of December 31, 2021 (in thousands):

Year ending December 31,	Sales-Type Leases
2022	$2,548
2023	445
2024 and thereafter	853
Total undiscounted cash flows	3,846
Less: unearned income	(439)
Total amounts due from customers, gross	$3,407

(5)Balance sheet accounts
Inventory
The following table shows the components of inventory (in thousands):

	December 31,
	2021	2020
Raw materials	$8,296	$6,675
Finished goods	6,251	4,372
Total	$14,547	$11,047
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	December 31,
	2021	2020
Contract asset	$1,736	$1,310
Vendor deposits	2,802	1,346
Deferred costs	561	292
Prepaid insurance	2,944	2,401
Other (1)	3,942	2,826
Total	$11,985	$8,175
(1) Other includes primarily prepaid rent expenses, software licenses and prepaid VAT.

Accrued expenses and other current liabilities
The following table shows the components of accrued expenses and other current liabilities (in thousands):

	December 31,
	2021	2020
Accrued payroll and employee related expenses	$6,757	$4,152
Lease liability—short-term	2,941	1,909
Accrued product warranty	1,085	1,271
Accrued legal expenses	504	606
Other	1,138	463
Total	$12,425	$8,401

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	December 31, 2021	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets
Money market funds	$25,138	$25,138	$—	$—
Total	$25,138	$25,138	$—	$—

	December 31, 2020	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets
Money market funds	$25,133	$25,133	$—	$—
Total	$25,133	$25,133	$—	$—
The carrying values and fair values of the Company’s financial instruments not measured at fair value were as follows (in thousands):

	December 31,
	2021		2020
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, including current maturities	$19,762	$19,298	$19,895	$19,949
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
(7)Property and equipment, net
Property and equipment, net comprised the following (in thousands):

	December 31,
	2021	2020
Equipment, tooling and molds	$33,972	$21,118
Computer software and equipment	3,019	2,153
Furniture, fixtures and other	1,891	1,739
Leasehold improvements	6,105	5,597
Construction in process	4,803	275
Total property and equipment	$49,790	$30,882
Less: accumulated depreciation	(21,798)	(16,338)
Property and equipment, net	$27,992	$14,544

Total depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $5.6 million, $5.1 million and $4.8 million, respectively.
During the years ended December 31, 2021, 2020 and 2019, the Company recorded losses for the impairment and disposal of certain assets totaling $0.1 million, $0.1 million and $0.8 million, respectively. These losses for the periods presented were primarily related to lab equipment and other supplies that were determined to be no longer usable.

(8)Leases
The Company leases office, manufacturing, distribution and laboratory facilities in Emeryville, California under multiple operating leases totaling approximately 84,502 square feet. During the third quarter of 2021, the Company extended the term for its leases related to the facilities in Emeryville and these leases will now expire in 2029. Also, during the third quarter of 2021, the Company entered into a seven year lease of space for office and laboratory operations in Lexington, Massachusetts, which commended on July 1, 2021.
The Company also leases two facilities in Shanghai, China for office and laboratory facilities under operating lease agreements that were entered into in July 2020. These leases expire at various dates, the latest of which is August 2023.
Future payments associated with the Company’s operating lease liabilities as of December 31, 2021 are as follows (in thousands):

Operating leases
Undiscounted lease payments for the year ending December 31,
2022	$4,202
2023	4,276
2024	4,355
2025	4,486
2026	4,621
Thereafter	12,223
Total undiscounted lease payments	34,163
Less: implied interest	(5,459)
Less: tenant improvement allowance receivable	(1,426)
Present value of operating lease payments	27,278
Less: current portion (1)	(2,941)
Total long-term operating lease liabilities	$24,337
(1) Included in the balance sheet caption “Accrued expenses and other current liabilities.”
Rent expense for the years ended December 31, 2021, 2020 and 2019 was $3.8 million, $2.6 million and $2.2 million, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $2.3 million, $1.6 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, including non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

Year ended December 31, 2021
Right-of-use assets obtained for new operating lease liabilities - New leases	$3,348
Right-of-use assets obtained in exchange for new operating lease liabilities - Modification of existing leases	$8,320
Cash paid for amounts included in the measurement of lease liabilities	$3,675
The following summarizes additional information related to operating leases:

Year ended December 31, 2021
Weighted-average remaining lease term (years)	7.51
Weighted average discount rate	4.67%
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
On June 30, 2021, the Company entered into an Amended and Restated Loan and Security Agreement (the “Agreement”) with EWB. Pursuant to the Agreement, EWB provided a $20.0 million term loan (“the Term Loan”) which was used to refinance the term loan outstanding under the Loan and Security Agreement dated May 23, 2018. The Term Loan matures in 48 months and bears interest at a fixed rate of 4.17%. The Term Loan has an initial interest-only period of 24 months, which can be extended to up to 36 months based on the achievement of certain liquidity measures, and can be pre-paid without penalty at any time.
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
Furthermore, the Agreement also provided the Company with a new $10.0 million revolving credit (the “Revolving Line”), which bears interest on the outstanding daily balance thereof of 0.70% above the Prime Rate (as defined in the Agreement). No amounts were outstanding under the Revolving Line as of December 31, 2021.
The Agreement contains certain financial and non-financial covenants. As of December 31, 2021, the Company was in compliance with the terms and covenants of the EWB Loan Agreement.
The following is a schedule of payments due on notes payable as of December 31, 2021 (in thousands):

Year Ending December 31
2022	$845
2023	6,617
2024	10,406
2025	4,210
Total payments due	22,078
Less:
Interest payments, loan discounts and financing costs	(2,316)
Current portion, less loan discounts and financing costs	—
Notes payable, non current	$19,762
Total interest cost incurred for the years ended December 31, 2021, 2020 and 2019 was $1.2 million, $1.4 million and $1.4 million, respectively.

(10)Stockholders’ equity
The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 of preferred stock.
Common stock
Common stock issued and outstanding was 67,595,535 and 64,486,246 shares as of December 31, 2021 and 2020, respectively. Holders of common stock are entitled to one vote per share, to receive dividends when and if declared and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights. Common stock is subordinate to the preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of the Company.
Convertible preferred stock
The Company had no convertible preferred stock outstanding as of December 31, 2021 and 2020. The Company completed its initial public offering (“IPO”) in July of 2020. Immediately prior to the completion of the IPO 50,462,272 shares of convertible preferred stock then outstanding converted into an equivalent number of shares of common stock.

(11)Stock compensation plan
2011 Equity Incentive Plan
Following the adoption of the 2020 Incentive Award Plan in July 2020, any awards outstanding under the 2011 Plan continue to be governed by their existing terms but no further awards may be granted under the 2011 Plan. Stock options forfeited which were issued under the 2011 Plan will automatically add to the 2020 Plan.
2020 Incentive Award Plan
In July 2020, the Company’s Board of Directors approved the 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan allows for the issuance of stock options, restricted stock units and awards, and performance stock units. As of December 31, 2021, the number of shares remaining for issuance under the 2020 Plan was 7,655,146, which includes awards granted and outstanding under the 2011 Plan that are forfeited or lapse unexercised after the effective date of the 2020 Plan.
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
The Company also issues restricted stock units (RSU) and performance stock units (PSU), both of which are considered restricted stock. RSU generally vest over a four-year period with equal vesting annually. Vesting of PSU is contingent upon the attainment of certain operational or financial metrics.
The Company currently uses authorized and unissued shares to satisfy share award exercises and releases.
Stock option activity
Stock option activity during the periods indicated is as follows (in thousands except share and per share data):

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2020	9,739,334	$9.94	7.65	$774,029
Options granted	917,701	$44.74
Options exercised	(2,882,470)	$3.57
Options cancelled	(1,028,618)	$20.98
Options expired	(13,750)	$73.22
Balance at December 31, 2021	6,732,197	$15.59	7.31	$58,979
Unvested at December 31, 2021	2,895,068	$23.27	8.27	$16,287
Vested and exercisable at December 31, 2021	3,837,129	$9.80	6.59	$42,692
Amounts in the table above are inclusive of performance-based stock options as discussed in more detail below.
During the years ended December 31, 2021, 2020 and 2019, the Company granted 917,701, 2,403,270 and 4,264,036 stock options, respectively, with a weighted-average grant date fair value of $22.43 per share, $12.09 per share and $3.24 per share, respectively. The aggregate intrinsic value of options exercised was $147.5 million, $58.3 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.
At December 31, 2021 there was $28.5 million of total unrecognized compensation cost related to unvested stock options granted under the Plan, which is expected to be recognized over a weighted average period of 2.71 years.
Restricted stock unit activity, including performance stock unit activity

	Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
Unvested restricted stock units at December 31, 2020	—	$—
Restricted stock units granted (1)	1,084,947	$36.38
Restricted stock units vested	(63,811)	$50.28
Restricted stock units cancelled	(114,842)	$42.73
Unvested restricted stock units at December 31, 2021	906,294	$34.59
(1) Restricted stock units granted include the maximum amount of performance stock units available for issuance. The actual number of shares to be issued will depend on the relative attainment of the performance metrics.

The Company estimates the fair value of its restricted stock unit awards based on the Company’s stock price on the grant date.
At December 31, 2021 there was $23.7 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plan, which is expected to be recognized over a weighted average period of 3.63 years.
Stock-based compensation expense
Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Cost of sales	$254	$290	$—
Research and development	5,672	5,201	1,672
General and administrative	8,224	3,377	1,763
Sales and marketing	7,072	2,049	325
Total stock-based compensation	$21,222	$10,917	$3,760
Stock-based compensation for the year ended December 31, 2020 includes $2.4 million of expense related to the modification of certain stock options related to the retirement of one of the Company’s non-executive employees, which was recognized at the time of the modification.
There was no capitalized stock-based compensation during the years ended December 31, 2021 or 2020 as such costs subject to capitalization were immaterial.
Stock option valuation assumptions for awards to employees and the Board of Directors
The Company estimated the fair value of each employee and Board of Director stock option grant on the date of grant using the Black-Scholes option pricing model. The model assumptions include expected volatility, expected term, dividend yield, and the risk-free interest rate. The expected volatility was based on the volatility of a group of similar entities. The Company derived expected term by using the “simplified” method (the expected term is determined as the average of the time-to-vesting and contractual life of the option), as the company has limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior. The Company based the risk-free rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the option. The Company has never paid any dividends and does not anticipate paying dividends in the foreseeable future, and therefore used an expected dividend yield of zero in the valuation model.
Below are the assumptions used in this valuation, on a weighted average basis, for the periods presented:

	Year ended December 31,
	2021	2020	2019
Expected dividend yield	—%	—%	—%
Expected volatility	57.4%	47.3%	44.5%
Expected term (years)	6.14	6.00	6.02
Risk-free interest rate	1.06%	0.63%	2.20%
Performance stock options
During the year ended December 31, 2019, the Company granted 1,000,000 performance stock options to the Company’s Chief Executive Officer, which are accounted for as equity awards. The number of units that ultimately vest depends on achieving certain performance criteria and can range from 0% to 100% of the number of units granted. The performance criteria relate to nine objectives specific to the role of the executive and were established and approved by the Board of Directors. Each of the performance-based stock options represents the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. As of December 31, 2021, vesting conditions for 208,333 shares were satisfied and will vest over the next 12 months. Compensation expense related to these grants is based on the grant date fair value of the award and recorded from the period that achievement is determined to be probable through the stated service period associated with the award. As of December 31, 2021, two of the nine objectives had been achieved and the Company considered one other objective probable of achievement, while four of the nine objectives were not achieved by the required performance criteria date, resulting in the cancellation of 458,333 performance stock options.
Stock-based compensation associated with awards to non-employees
Since its inception, from time to time the Company has issued stock-based awards to non-employees, primarily in the form of stock options and restricted stock units. Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. During the years ended December 31, 2021, 2020 and 2019, the Company granted a total of 2,994, 657,500 and 102,500 stock-based awards, respectively, to certain non-employees that generally vest over periods ranging from 1 to 3 years.
Stock-based awards granted during the year ended December 31, 2020 include a grant of 250,000 performance stock options to a non-employee, which are accounted for as equity awards. The number of units that ultimately vest depends on achieving certain performance criteria and can range from 0% to 100% of the number of units granted. The performance criteria relate to seven objectives specific to the role of the non-employee and were established and approved by the Compensation Committee. Each of the performance stock options represents the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. As of December 31, 2021, vesting conditions for 175,000 shares were satisfied and an additional 5,000 shares were deemed probable of achieving their respective vesting condition in the future. Compensation expense related to these grants is based on the weighted average grant date fair value of the award, which was $10.14 per share, and is recorded from the period that achievement is determined to be probable through the stated service period associated with the award. As of December 31, 2021, six of the seven objectives had been achieved and the Company considered a portion of the seventh objective probable of achievement. As such, the associated expense will be recognized over the remaining service period.
Stock-based compensation expense related to non-employee awards was $2.0 million, $2.0 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The fair value of non-employee stock options was estimated using the following weighted-average valuation assumptions:

	Year ended December 31,
	2021	2020	2019
Expected dividend yield	(a)	—%	—%
Expected volatility	(a)	50.2%	44.2%
Expected term (years)	(a)	5.67	5.44
Risk-free interest rate	(a)	0.37%	2.20%
(a) During the year ended December 31, 2021, the Company did not grant stock options to non-employees.
The assumptions for stock option grants to non-employees were determined in a matter consistent with those of the option awards granted to employees, other than the expected term, which was based on the contractual term of the award.
Employee Stock Purchase Plan
A total of 1,094,004 shares of the Company’s common stock were available for issuance under the 2020 Employee Stock Purchase Plan (the “ESPP”) at December 31, 2021. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. The initial offering period for the ESPP ran from July 17, 2020 through March 6, 2021, with subsequent offering periods following in six month intervals.
During the year ended December 31, 2021, 163,008 shares were issued under the ESPP. Total stock-based compensation recorded for the ESPP was $1.2 million and $0.7 million for the year ended December 31, 2021 and 2020 respectively. For the year ended December 31, 2021, the weighted average grant date fair value of the ESPP shares purchased, using the Black-Scholes option pricing model, was $10.40.
For the year ended December 31, 2021, the fair value of the ESPP was estimated using the following weighted-average valuation assumptions:

Year ended December 31,
2021
Expected dividend yield	—%
Expected volatility	72.1%
Expected term (years)	0.56
Risk-free interest rate	0.11%

(12)Income taxes
Income taxes
For the years ended December 31, 2021, 2020 and 2019, income from continuing operations before taxes consisted of amounts related to U.S. operations and the Company’s foreign operations. Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

	Year ended December 31,
	2021	2020	2019
Current provision (benefit):
Federal	$—	$—	$—
State	26	70	24
Foreign	(81)	104	45
Total current provision (benefit)	(55)	174	69
Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Total provision (benefit)	$(55)	$174	$69
Tax rate reconciliation
Income tax expense (benefit) attributable to income from continuing operations was $(55,000), $174,000 and $69,000 for the years ended December 31, 2021, 2020 and 2019 , respectively, and differed from the amounts computed by applying the U.S. federal statutory income tax rate to loss from continuing operations as a result of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Tax benefit at federal statutory rate	$(15,074)	$(8,696)	$(3,829)
State income taxes	(2,817)	(1,012)	(341)
Foreign rate differential	(434)	84	21
Research and development credits	(3,420)	(2,740)	(2,312)
Change in unrecognized tax benefits	1,283	1,028	867
Non-deductible stock-based compensation	(21,692)	(5,184)	320
Non-deductible permanent expenses	629	87	20
Other	509	306	(127)
Change in valuation allowance	40,961	16,301	5,450
Provision for (benefit from) income taxes	$(55)	$174	$69
Significant components of deferred taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$85,326	$50,435
Income tax credit carryforwards	10,471	8,333
Accruals and reserves	1,996	936
Deferred revenue	3,243	1,629
Operating lease liability	6,150	3,989
Stock-based compensation	2,578	1,352
Inventory	266	18
Total gross deferred tax assets	110,030	66,692
Less valuation allowance	(102,769)	(61,808)
Net deferred tax assets	7,261	4,884

Deferred tax liabilities:
Contract assets	(636)	(608)
Receivables and deferred costs	(226)	(202)
Operating lease right-of-use asset	(5,876)	(3,746)
Depreciation expense	(523)	(328)
Total gross deferred tax liabilities	(7,261)	(4,884)
Net deferred tax assets	$—	$—
As of December 31, 2021, the Company had federal, California and other state net operating loss carryforwards of $348.9 million, $98.1 million and $74.8 million, respectively. The federal net operating losses incurred before January 1, 2018 and California net operating losses will begin to expire in 2031. The federal net operating losses incurred in 2018 and beyond do not expire. The net operating losses in the other states will begin to expire in 2035. As of December 31, 2021, the Company had credit carryforwards of approximately $10.2 million and $8.8 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal research and development credit carryforwards expire beginning 2031, and California state credits can be carried forward indefinitely.
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
The valuation allowance for deferred tax assets consisted of the following activity for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Balance, beginning of year	$61,808	$45,507
Additions to valuation allowance	40,961	16,301
Balance, end of year	$102,769	$61,808
The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Utilization of net operating losses and tax credit carryforwards may be limited by ownership change rules, as defined in Section 382 of the Internal Revenue Code (“Section 382”). Similar rules may apply under state tax laws. Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company has assessed the application of Section 382 during the years ended December 31, 2021 and concluded no limitation currently applies. The Company will continue to monitor activities in the future, and in the event the Company has subsequent changes in ownership, net operating losses and research and development credit carry-overs, which are reserved by the full deferred tax asset valuation allowance, could be limited and may expire unutilized.
During the years ended December 31, 2021 and 2020, the amount of gross unrecognized tax benefits increased by $1.4 million and $1.1 million, respectively. If the total amount of unrecognized tax benefits was recognized, it would not have an impact to the effective tax rate as it would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year ended December 31,
	2021	2020
Balance, beginning of year	$5,972	$4,836
Increase related to current year tax positions	1,418	1,136
Balance, end of year	$7,390	$5,972
The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.
The Company files federal and state income tax returns. To date, the Company has not been subject to any federal or state income tax audits. As of December 31, 2021, all tax years remain open to examination.

(13)Statements of cash flows
The supplemental cash flow information consists of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Cash paid for interest	$969	$1,368	$1,361
Cash paid for income taxes	$3	$108	$109
Non cash investing and financing activities:
Inventory transferred to property and equipment (1)	$2,705	$—	$—
Change in accounts payable and accrued liabilities related to purchases of property and equipment	$828	$(118)	$43
Release of repurchase rights on early exercised options	$—	$328	$88
(1) The non-cash transfer of inventory to property and equipment principally relates to Beacons that were transferred to our BioFoundry operations in the first and second quarter of 2021. As a result of the growth of our BioFoundry operations, including growth in the number of Beacons used to fulfill strategic partnerships and services agreements, beginning in the third quarter of 2021, Beacons that at inception are planned to be used in our BioFoundry operations will be categorized as “Purchase of property and equipment.”

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
AbCellera Biologics Litigation
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
In January 2022, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued a decision instituting IPR on U.S. Patent No. 10,087,408 and a decision denying IPR on U.S. Patent No. 10.421,936. In February 2022, the PTAB issued a decision denying IPR on U.S. Patent No. 10,739,270.
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
Securities Class Action
In December 2021, Victor J. Ng filed a securities class action on behalf of all purchasers of Berkeley Lights common stock between July 17, 2020 and September 14, 2021, inclusive, alleging that the Company and certain of the Company’s current and former senior executives had violated §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Class Action”). The Company believes that the assertions in the Securities Class Action are without merit and intends to defend itself vigorously. Outcomes in litigation can be uncertain and it is possible a court may disagree with the Company’s positions. An adverse determination in the Securities Class Action could subject the Company to significant liabilities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
No provision has been made for litigation because the Company believes that it is not probable that a liability had been incurred as of December 31, 2021.
The Company is not currently involved in any other claims or legal actions, nor is management aware of any potential claims or legal actions, for which the ultimate disposition could have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
Purchase commitments
The Company has entered into various purchase agreements, including inventory-related agreements with its contract manufacturers. Once these orders are placed, they are generally cancelable by providing notice prior to the expected ship date, however such cancellations could result in the Company incurring certain charges depending on the timing. The Company had non-cancellable purchase obligations to contract manufacturers and other suppliers of $43.6 million at December 31, 2021.
Product warranty
The table below represents the activity in the product warranty accrual included in accrued expenses and other current liabilities on the consolidated balance sheets (in thousands):

	December 31,
	2021	2020	2019
Balance, beginning of period	$1,271	$1,065	$601
Adjustments to existing warranties	(707)	(490)	(159)
Provision for new warranties	1,217	1,440	1,430
Settlement of pre-existing warranties	(696)	(744)	(807)
Balance, end of period	$1,085	$1,271	$1,065

(15)Net loss attributable to common stockholders per share
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.
The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Year ended December 31,
	2021	2020	2019
Numerator
Net loss	$(71,724)	$(41,584)	$(18,302)
Cumulative undeclared dividends on Series D convertible preferred stock	—	(1,735)	(3,198)
Net loss attributable to common stockholders, basic and diluted	$(71,724)	$(43,319)	$(21,500)

Denominator
Weighted-average shares used to compute net income per share, basic and diluted	66,707,129	31,192,752	2,883,950
Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(1.08)	$(1.39)	$(7.46)
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

	Year ended December 31,
	2021	2020	2019
Convertible preferred stock (on an if-converted basis)	—	—	50,462,272
Options to purchase common stock	6,732,197	9,739,334	9,308,036
Restricted stock units	906,294	—	—
Restricted shares of common stock related to early exercise of options	—	—	36,875
Warrants to purchase Series C convertible preferred stock	—	—	136,519
Total	7,638,491	9,739,334	59,943,702

(16)Equity method investment in joint venture
In 2018, Berkeley Lights entered into agreements with MDACC to form a joint venture, Optera, the purpose of which is, in part, to develop and standardize workflows and protocols to enable healthcare providers to implement proof of concept and/or clinical study protocols and cell processing to select and manipulate immune cells using the Company’s technology. Both Berkeley Lights and MDACC received 50% ownership of Optera in consideration for legal fees incurred to set up the new company.
In each of the years ended December 31, 2019 and 2018, the Company entered into a note receivable of $1.0 million, for a total of $2.0 million (see Note 17 to these consolidated financial statements).
The Company accounted for its investment and financial interests in Optera using the equity method of accounting and included the Company’s proportionate share of the net loss in its consolidated net loss in the statement of operations and comprehensive loss. The total equity loss recorded under this arrangement was $0.8 million during the year ended December 31, 2019, which was recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss. This loss was recorded as a reserve against the note receivable balances as these amounts were considered part of the Company’s investment in Optera.
Summarized financial information for Optera consisted of the following: (in thousands):

Year ended December 31, 2019
Total assets	$18
Total liabilities	$18
Operating expenses	$935
Net loss	$843
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

(17)Convertible note receivable and embedded derivative
In 2018, the Company entered into a note agreement with Optera (the “Optera Note”, see Note 16 to these consolidated financial statements). The Optera Note, which had an original maturity date in April 2019 and carried interest at 4.0%, was amended in December 2018 to extend the maturity date to October 2019. These notes convert automatically into the equity securities issued in the next Optera equity financing round greater than $20.0 million at a 20% discount to the issuance price. Alternatively, upon change of control or IPO, at the option of the holder the notes will either a) become and due and payable in cash or b) convert into common shares. Total amounts issued under the Optera Note were $2.0 million through the year ended December 31, 2019. The balance of the notes receivable, which are reported as prepaid and other current assets in the consolidated balance sheets, was $10,000 at December 31, 2021 and 2020.
The discounted conversion rate in the Optera Note is considered a redemption feature that is an embedded derivative requiring bifurcation and separate accounting at its estimated fair value. The estimated fair value of the embedded derivative upon issuance in April 2018 was an asset of $0.2 million. The estimated fair value of this derivative instrument was recognized as a note discount and as an embedded derivative asset on the consolidated balance sheet upon issuance. The Company amortized the note discount into interest income using the effective interest method. Total amortization of the note discount was $60,000 for the year ended December 31, 2019.
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
The embedded derivative required periodic re-measurements to fair value while the instrument was still outstanding. The change in the estimated value was recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss. The total amount recorded for the change in fair value of the embedded derivative was $0.1 million for the year ended December 31, 2019. Additionally, the Company recorded an impairment in the amount of $0.2 million during the year ended December 31, 2019 for the full reduction in the fair value of the asset due to the resolution by the Optera Board of Directors to dissolve Optera (see Note 16 to these consolidated financial statements).

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
The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped (in thousands):

	Year ended December 31,
	2021	2020	2019
North America	$41,231	$32,544	$29,862
Asia Pacific (1)	35,215	19,383	14,454
Europe	8,942	12,376	12,377
	$85,388	$64,303	$56,693
(1) Asia Pacific includes Australia.
As of December 31, 2021 and 2020, substantially all of the Company’s long-lived assets are located in the United States.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is  recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management, including our principal executive officer and our principal financial officer, has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
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
Item 9B. Other Information.

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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
(3)List of Exhibits required by Item 601 of Regulation S-K

Exhibit number		Incorporated by reference			Filed here with
	Exhibit description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Berkeley Lights, Inc.	8-K	7/21/20	3.1
3.2	Amended and Restated Bylaws of Berkeley Lights, Inc.	8-K	7/21/20	3.2
4.1	Reference is made to exhibits 3.1 through 3.2
4.2	Form of Common Stock Certificate	S-1/A	07/13/20	4.2
4.3	Fifth Amended and Restated Investors’ Rights Agreement, dated March 28, 2018, by and among Berkeley Lights, Inc. and the investors listed therein.	S-1	06/26/20	4.3
4.4	Plain English Warrant Agreement, dated August 24, 2016, by and between Berkeley Lights, Inc. and TriplePoint Capital LLC.	S-1	06/26/20	4.4
4.5	Description of Berkeley Lights Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	03/12/21	4.5
10.1	Amended and Restated Loan and Security Agreement, dated June 30, 2021, by and between East West Bank and Berkeley Lights, Inc.	8-K	07/07/21	10.1
10.1(a)#	Berkeley Lights, Inc. 2011 Equity Incentive Plan, as amended.	S-1	06/26/20	10.1(a)
10.1(b)#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2011 Equity Incentive Plan.	S-1	06/26/20	10.1(b)
10.2(a)#	Berkeley Lights, Inc. 2020 Incentive Award Plan.	S-1/A	07/13/20	10.2(a)
10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	07/13/20	10.2(b)
10.2(c)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	07/13/20	10.2(c)
10.2(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	07/13/20	10.2(d)
10.3#	2020 Employee Stock Purchase Plan.	S-1/A	07/13/20	10.3
10.4#	Non-Employee Director Compensation Program.	10-K	03/12/21	10.4
10.5	Form of Indemnification Agreement for directors and officers.	S-1/A	07/13/20	10.5
10.6#	Form Executive Change in Control Severance Agreement	S-1/A	07/13/20	10.6
10.7#	Employment Agreement, by and between Berkeley Lights, Inc. and Eric Hobbs, Ph.D.	S-1/A	07/13/20	10.7

10.8(a)#	Employment Agreement, by and between Berkeley Lights, Inc. and Shaun Holt.	S-1/A	07/13/20	10.8
10.8(b)#	Separation Agreement, by and between Berkeley Lights, Inc. and Shaun Holt.	10-K	03/12/21	10.8(b)
10.9#	Employment Agreement, by and between Berkeley Lights, Inc. and Keith Breinlinger, Ph.D.	S-1/A	07/13/20	10.9
10.10#	Employment Agreement, by and between Berkeley Lights, Inc. and Stuart Merkadeau.	S-1/A	07/13/20	10.10
10.11#§	Strategic/Scientific Advisor Consulting Agreement, dated as of April 1, 2017, by and between Berkeley Lights, Inc. and James Rothman, Ph.D., as amended.	S-1	06/26/20	10.10
10.12(a)	Lease, dated as of November 3, 2014, by and between Berkeley Lights, Inc. and Emery Station Joint Venture, LLC, as amended.	S-1/A	07/13/20	10.12(a)
10.12(b)	Lease, dated as of February 14, 2020, by and between Berkeley Lights, Inc. and Emery Station Office II, LLC.	S-1	06/26/20	10.11(b)
10.12(c)	Sublease dated as of March 21, 2019, by and between Berkeley Lights, Inc. and Exponential Interactive, Inc.	S-1	06/26/20	10.11(c)
10.12(d)	Lease, dated as of June 24, 2020, by and between Berkeley Lights, Inc. and Emery Station Office II, LLC.	S-1/A	07/13/20	10.12(d)
10.13§	Collaboration Agreement, dated as of September 13, 2019, by and between Berkeley Lights, Inc. and Ginkgo Bioworks, Inc.	S-1	06/26/20	10.12
10.14A§	Exclusive License, dated as of October 25, 2011, by and between Berkeley Lights, Inc. and The Regents of the University of California.	S-1	06/26/20	10.13A
10.14B§	Amendment to Exclusive License, dated as of March 14, 2016, by and between Berkeley Lights, Inc. and The Regents of the University of California.	S-1	06/26/20	10.13B
10.15A	Loan and Security Agreement, dated as of May 23, 2018, as amended, by and between Berkeley Lights, Inc. and East West Bank.	S-1	06/26/20	10.14A
10.15B	First Amendment to Loan and Security Agreement, dated as of April 18, 2019 by and between Berkeley Lights, Inc. and East West Bank.	S-1	06/26/20	10.14B
10.15C	Second Amendment to Loan and Security Agreement, dated as of March 17, 2020, by and between Berkeley Lights, Inc. and East West Bank.	S-1	06/26/20	10.14C
10.16A§	Terms and Conditions of Purchase, dated as of February 25, 2015, by and between Berkeley Lights, Inc. and Korvis, LLC.	S-1	06/26/20	10.15A
10.16B§	Amendment No. 1 to Terms and Conditions of Purchase, dated as of April 23, 2019, by and between Berkeley Lights, Inc. and Korvis, LLC.	S-1	06/26/20	10.15B
21.1	Subsidiaries of Berkeley Lights, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page to this Annual Report)				X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101	X

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
Berkeley Lights, Inc.

Date:	February 28, 2022	By:	/s/ Eric Hobbs Ph.D.
Eric Hobbs, Ph.D. Chief Executive Officer

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Eric Hobbs, Ph.D., Kurt Wood and Stuart Merkadeau, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Hobbs, Ph.D.	Chief Executive Officer	February 28, 2022
Eric Hobbs, Ph.D.	(Principal Executive Officer) and Director

/s/ Kurt Wood	Chief Financial Officer	February 28, 2022
Kurt Wood	(Principal Financial and Accounting Officer)

/s/ Sarah Boyce	Director	February 28, 2022
Sarah Boyce

/s/ John Chiminski	Director	February 28, 2022
John Chiminski

/s/ Jessica Hopfield, Ph.D.	Director	February 28, 2022
Jessica Hopfield, Ph.D.

/s/ Siddhartha Kadia, Ph.D.	Director	February 28, 2022
Siddhartha Kadia, Ph.D.

/s/ Igor Khandros, Ph.D.	Director	February 28, 2022
Igor Khandros, Ph.D.

/s/ Gregory Lucier	Director	February 28, 2022
Gregory Lucier

/s/ Michael Moritz	Director	February 28, 2022
Michael Moritz

/s/ Elizabeth Nelson	Director	February 28, 2022
Elizabeth Nelson

/s/ James Rothman, Ph.D.	Director	February 28, 2022
James Rothman, Ph.D.