Form 10-Q
period 2022-03-31
Berkeley Lights, Inc.
filed 2022-05-09
CIK 1689657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___ to___
Commission file number: 001-39388
Berkeley Lights, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2415390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5858 Horton Street, Suite 320
Emeryville, California 94608
(Address of principal executive offices)( Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2022, 67,826,564 shares of the registrant’s common stock, $0.00005 par value per share, were outstanding.

BERKELEY LIGHTS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Berkeley Lights, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
(In thousands, except share and per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$164,674	$178,096
Trade accounts receivable	17,721	25,942
Inventory	15,665	14,547
Prepaid expenses and other current assets	10,304	11,985
Total current assets	208,364	230,570
Restricted cash	270	270
Property and equipment, net	29,913	27,992
Operating lease right-of-use assets	25,325	26,060
Other assets	1,985	2,361
Total assets	$265,857	$287,253
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$8,015	$8,198
Accrued expenses and other current liabilities	9,916	12,425
Deferred revenue	9,780	12,128
Total current liabilities	27,711	32,751
Notes payable	19,778	19,762
Deferred revenue, net of current portion	1,600	2,187
Lease liability, long-term	23,567	24,337
Total liabilities	72,656	79,037
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00005 par value. Authorized 300,000,000 shares at March 31, 2022 and December 31, 2021; issued and outstanding 67,820,115 and 67,595,535 shares at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	478,231	471,820
Accumulated deficit	(285,034)	(263,608)
Total stockholders’ equity	193,201	208,216
Total liabilities and stockholders’ equity	$265,857	$287,253
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended March 31,
	2022	2021
(In thousands, except share and per share data)
Revenue:
Product revenue	$9,774	$13,533
Service revenue	10,432	5,095
Total revenue	20,206	18,628
Cost of sales:
Product cost of sales	2,695	3,703
Service cost of sales	3,684	2,474
Total cost of sales	6,379	6,177
Gross profit	13,827	12,451
Operating expenses:
Research and development	17,573	13,027
General and administrative	11,716	8,967
Sales and marketing	5,811	5,606
Total operating expenses	35,100	27,600
Loss from operations	(21,273)	(15,149)
Other income (expense):
Interest expense	(224)	(354)
Interest income	34	66
Other income, net	57	19
Loss before income taxes	(21,406)	(15,418)
Provision for income taxes	20	17
Net loss and comprehensive loss	$(21,426)	$(15,435)

Net loss attributable to common stockholders per share, basic and diluted	$(0.32)	$(0.24)
Weighted-average shares used in calculating net loss per share, basic and diluted	67,697,488	65,259,398

See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except per share data)	Shares	Amount
Balances at December 31, 2021	67,595,535	$4	$471,820	$(263,608)	$208,216
Shares issued in connection with:
Exercise of stock options	81,654	—	412	—	412
Vesting of restricted stock units	27,580	—	—	—	—
Employee stock purchase plan	115,346	—	610	—	610
Stock-based compensation	—	—	5,389	—	5,389
Net loss	—	—	—	(21,426)	(21,426)
Balances at March 31, 2022	67,820,115	$4	$478,231	$(285,034)	$193,201

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except per share data)	Shares	Amount
Balances at December 31, 2020	64,486,246	$3	$436,662	$(191,884)	$244,781
Shares issued in connection with:
Exercise of stock options	1,778,130	1	6,361	—	6,362
Vesting of restricted stock units	5,000	—	—	—	—
Employee stock purchase plan	115,360	—	2,157	—	2,157
Stock-based compensation	—	—	4,501	—	4,501
Net loss	—	—	—	(15,435)	(15,435)
Balances at March 31, 2021	66,384,736	$4	$449,681	$(207,319)	$242,366

See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(21,426)	$(15,435)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,944	1,345
Stock-based compensation	5,393	4,494
Amortization of operating lease right-of-use assets	735	495
Non-cash interest and other expense related to debt and note receivable agreements	16	18
Provision for excess and obsolete inventory	195	44
Loss on disposal and impairment of property and equipment	28	13
Changes in operating assets and liabilities:
Trade accounts receivable	8,221	(3,493)
Inventory	(1,317)	(2,744)
Prepaid expenses, other current assets and other assets	2,057	(1,036)
Trade accounts payable	298	2,690
Deferred revenue	(2,935)	3,039
Accrued expenses and other current liabilities	(2,552)	(429)
Operating lease liabilities	(726)	(361)
Net cash used in operating activities	(10,069)	(11,360)
Cash flows from investing activities:
Purchase of property and equipment	(4,375)	(402)
Net cash used in investing activities	(4,375)	(402)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	412	6,362
Proceeds from issuance of common stock under employee stock purchase plan	610	2,157
Net cash provided by financing activities	1,022	8,519
Net decrease in cash and cash equivalents and restricted cash	(13,422)	(3,243)
Cash and cash equivalents and restricted cash at beginning of period	178,366	233,678
Cash and cash equivalents and restricted cash at end of period	$164,944	$230,435

See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)The Company and Basis of Presentation
Description of Business
Berkeley Lights, Inc. (the “Company” or “Berkeley Lights”) is a leading Digital Cell Biology company focused on enabling and accelerating the rapid development and commercialization of biotherapeutics and other cell-based products. Berkeley Lights’ platform is a fully integrated, end-to-end solution, comprised of proprietary consumables, including the Company’s OptoSelect chips and reagent kits, advanced automation systems and advanced application and workflow software.
Berkeley Lights and its consolidated subsidiaries are hereinafter referred to as the “Company”. The Company’s headquarters are in Emeryville, California.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.
Liquidity
The Company has experienced losses from its operations since its inception and has relied primarily on equity and debt financing to fund its operations to date. For the three months ended March 31, 2022, the Company had a consolidated net loss of $21.4 million and as of March 31, 2022 had an accumulated deficit of $285.0 million and unrestricted cash and cash equivalents of $164.7 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents balance as of March 31, 2022 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying consolidated financial statements.
(2)Summary of Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission and have not materially changed during the three months ended March 31, 2022, with the exception of the Company’s accounting policy for stock-based compensation, as the Company granted awards with market conditions for the first time during the three months ended March 31 2022, as described further below.
Stock-Based Compensation
The Company maintains an incentive compensation plan under which stock options and restricted stock units (“RSU”) are granted to employees and non-employee consultants.
Stock-based compensation expense is based on the grant date fair value of the award. The Company determines the fair value of RSUs based on the closing value of its stock price listed on the Nasdaq at the date of the grant.
The Company estimates the fair value of the majority of stock option awards on the grant date using the Black-Scholes option-pricing model. For option awards that include a goal tied to the Company share price (i.e. a market condition) the Company uses a Monte Carlo simulation to estimate the fair value.
The fair value of stock options and RSUs with only a service condition is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock options and RSUs that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met. Compensation expense associated with performance stock options and awards that are determined to be probable of achievement is recognized over the requisite service period on a tranche-by-tranche basis.
For performance stock options and awards not initially assessed as probable of achievement, the Company records a cumulative adjustment to compensation expense in the period the Company changes its determination that a performance condition becomes probable of being achieved. The Company ceases recognition of compensation expense in any periods where the Company determines the attainment of a performance condition is no longer probable. If the performance goals are determined to be improbable, any previously recognized compensation expense is reversed.
The fair value of stock option with a market condition is recognized over the requisite service period for each tranche of the award and is recognized regardless of whether (or to what extent) the market condition is ultimately achieved.
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
The Company controls credit risk through credit approvals and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of expected credit losses in its existing trade accounts receivable. At each of March 31, 2022 and December 31, 2021, the Company had not recorded any material allowance for doubtful accounts.
Most of the Company’s customers are located in the United States and Asia Pacific. For the three months ended March 31, 2022, three customers accounted for 18%, 13% and 10% of revenue. For the three months ended March 31, 2021, two customers accounted for 11% and 10% of revenue.
As of March 31, 2022, four customers comprised 22%, 14%, 11% and 10% of accounts receivable. As of December 31, 2021, three customers accounted for 15%, 11% and 11% of accounts receivable.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4)Revenue From Contracts With Customers
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by type of customer or sales channel, market segment as defined by nature of workflows and activities of the end customer and timing of revenue recognition (in thousands):

	Three months ended March 31,
	2022	2021
Type of Sales Channel
Direct sales channel	$15,486	$10,439
Distributor channel	4,720	8,189
Net revenues	$20,206	$18,628

Market
Antibody therapeutics	$14,225	$15,114
Synthetic biology	2,472	1,984
Agricultural biology	1,491	—
Gene therapy	1,774	1,225
Cell therapy	244	305
Net revenues	$20,206	$18,628

Timing of Revenue Recognition
Goods and services transferred at a point in time	$9,836	$13,064
Goods and services transferred over time	10,370	5,564
Net revenues	$20,206	$18,628
Revenues by market are determined by the revenue associated with workflows that the Company’s customers are utilizing, primarily on the Company’s Beacon platform, or by the nature of the workflows that the Company is developing under strategic partnerships and services agreements. Revenues by geographical markets are presented in Note 15 to these condensed consolidated financial statements.
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
As of March 31, 2022, the aggregate amount of remaining performance obligations that are unsatisfied or partially unsatisfied related to customer contracts in excess of one year was $6.9 million, which is included in deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 35% is expected to be recognized as revenue in the next 12 months, with the remainder recognized afterwards.
Contract Balances
The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2022	December 31, 2021
Trade accounts receivable	$17,721	$25,942
Contract assets, which are included in “Prepaid expenses and other current assets”	$1,896	$1,736
Contract assets, long-term, which are included in “Other assets”	$571	$1,070
Deferred revenue (current)	$9,780	$12,128
Deferred revenue (non-current)	$1,600	$2,187
The contract liabilities of $11.4 million and $14.3 million as of March 31, 2022 and December 31, 2021, respectively, consisted of deferred revenue related to extended warranty service agreements, strategic partnerships and services agreements and advanced automation systems arrangements. Revenue recorded during the three months ended March 31, 2022 included $4.6 million of previously deferred revenue that was included in contract liabilities as of December 31, 2021.
Sales-type Lease Arrangements
The Company also enters into sales-type lease arrangements with certain qualified customers. Revenue related to lease elements from sales-type leases is presented as product revenue and was nil and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.
The following table presents the future maturity of the Company’s fixed-term customer leases and reconciles the undiscounted cash flows from the amounts due from customers under such arrangements as of March 31, 2022 (in thousands):

Year ending December 31,	Sales-Type Leases
Remainder of 2022	$1,655
2023	445
2024	853
Total undiscounted cash flows	2,953
Less: unearned income	368
Total amounts due from customers, gross	$2,585
(5)Balance Sheet Accounts
Inventory
The following table shows the components of inventory (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$8,861	$8,296
Finished goods	6,804	6,251
Total	$15,665	$14,547
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2022	December 31, 2021
Contract asset	$1,896	$1,736
Vendor deposits	2,712	2,802
Deferred costs	512	561
Prepaid insurance	1,640	2,944
Other (1)	3,544	3,942
Total	$10,304	$11,985

(1) Other includes primarily prepaid rent expenses, software licenses and prepaid VAT.

Accrued expenses and other current liabilities
The following table shows the components of accrued expenses and other current liabilities (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and employee related expenses	$4,697	$6,757
Lease liability – short-term	2,984	2,941
Accrued product warranty	914	1,085
Accrued legal expenses	680	504
Other (1)	641	1,138
Total	$9,916	$12,425

(1) Other includes primarily accrued income taxes, sales taxes, accrued royalties and other miscellaneous accruals.

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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$25,141	$25,141	$—	$—
Total	$25,141	$25,141	$—	$—

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$25,138	$25,138	$—	$—
Total	$25,138	$25,138	$—	$—

The carrying values and fair values of the Company’s financial instruments not measured at fair value were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$19,778	$19,295	$19,762	$19,298
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7)Property and Equipment, net
Property and equipment, net comprised the following (in thousands):

	March 31, 2022	December 31, 2021
Equipment, tooling and molds	$37,050	$33,972
Computer software and equipment	2,845	3,019
Furniture, fixtures and other	1,955	1,891
Leasehold improvements	10,750	6,105
Construction in process	756	4,803
Total property and equipment	53,356	49,790
Less: Accumulated depreciation	(23,443)	(21,798)
Property and equipment, net	$29,913	$27,992
Total depreciation expense for the three months ended March 31, 2022 and 2021 was $1.9 million and $1.3 million, respectively.
During the three months ended March 31, 2022 and 2021, losses on the impairment and disposal of property and equipment was not material.
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
Future payments associated with the Company’s operating lease liabilities as of March 31, 2022 is as follows (in thousands):

Operating leases
Undiscounted lease payments for the year ending December 31,
Remainder of 2022	$3,148
2023	4,276
2024	4,355
2025	4,486
2026	4,621
Thereafter	12,222
Total undiscounted lease payments	33,108
Less: implied interest	(5,131)
Less: tenant improvement allowances receivable	(1,426)
Present value of operating lease payments	26,551
Less: current portion (1)	(2,984)
Total long-term operating lease liabilities	$23,567

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) Included in the balance sheet caption “Accrued expenses and other current liabilities.”
Rent expense for the three months ended March 31, 2022 and 2021 was $1.1 million and $0.8 million, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.8 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, including non-lease components such as common area maintenance fees.
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Three months ended March 31,
	2022	2021
Right-of-use assets obtained for new operating lease liabilities	$—	$—
Cash paid for amounts included in the measurement of lease liabilities	$1,098	$691
The following summarizes additional information related to operating leases:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	7.27	7.51
Weighted-average discount rate	4.67%	4.67%
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
On June 30, 2021, the Company entered into an Amended and Restated Loan and Security Agreement (the “Agreement”) with EWB. Pursuant to the Agreement, EWB provided a $20.0 million term loan (the “Term Loan”) which was used to refinance the term loan outstanding under the Loan and Security Agreement dated May 23, 2018. The Term Loan matures in 48 months and bears a fixed interest rate of 4.17%. The Term Loan has an initial interest-only period of 24 months, which can be extended to up to 36 months based on the achievement of certain liquidity measures, and can be pre-paid without penalty at any time.
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
Furthermore, the Agreement also provided the Company with a new $10.0 million revolving credit (the “Revolving Line”), which bears interest on the outstanding daily balance thereof of 0.70% above the Prime Rate (as defined in the Agreement). No amounts were outstanding under the Revolving Line as of March 31, 2022.
The Agreement contains certain financial and non-financial covenants. As of March 31, 2022, the Company was in compliance with the terms and covenants of the Agreement.
The following is a schedule of payments due on notes payable as of March 31, 2022 (in thousands):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2022
Year Ending December 31:
Remainder of 2022	$637
2023	6,617
2024	10,406
2025	4,210
Total payments due	21,870
Less:
Interest payments, loan discounts and financing costs	(2,092)
Current portion, less loan discounts and financing costs	—
Notes payable	$19,778
Total interest cost incurred for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.4 million, respectively.
(10)Stock Compensation Plans
Stock-based compensation
Stock-based compensation related to the Company's stock-based awards was recorded as an expense and allocated as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cost of sales	$51	$42
Research and development	1,581	1,061
General and administrative	2,211	1,372
Sales and marketing	1,550	2,019
Total stock-based compensation	$5,393	$4,494
Stock-based compensation capitalized in inventory was not material as of March 31, 2022 and December 31, 2021.
On March 10, 2022, the Company granted the newly appointed Chief Executive Officer of the Company 1,017,177 RSUs, 339,059 stock options and 678,118 performance-based stock options (“PSOs”). The RSUs and stock options vest quarterly over 3 years and the stock options have a 10 year term.
The PSOs have a 7-year performance period, a 10-year term and vest based upon certain market conditions and a continued service-based requirement. Market condition-related vesting is triggered based on the Company’s stock price reaching certain goals that range from two to 20 times the Company share price on the date of grant.
Although no awards will vest until a market condition is satisfied, as of March 31, 2022 the Company began recording stock-based compensation expense for each vesting tranche based on the estimated achievement date of the specified stock price target. The valuation and probability of achievement for each tranche is determined using a Monte Carlo simulation. The same Monte Carlo simulation is used as the basis for determining the expected achievement date. As the probability of achievement is factored in as part of the Monte Carlo simulation, the expense for these tranches will be recognized concurrently over each tranche’s estimated achievement date even if some or all of the options never vest. If the related market condition for a tranche is achieved earlier than

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
expected, all unamortized expense for such tranche will be recognized immediately. As of March 31, 2022, none of the PSOs had vested.
(11)Income Taxes
The Company’s provision for income taxes was $20 thousand and $17 thousand, respectively, for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, income from operations before taxes consisted of amounts related to U.S. operations and the Company’s foreign operations. The Company maintains a full valuation allowance on its deferred tax assets, and intends to do so until there is sufficient evidence to support the reversal of all or some portion of these allowances.
(12)Statements of Cash Flows
The supplemental cash flow information consists of the following (in thousands):

	Three months ended March 31,
	2022	2021
Cash paid for interest	$137	$337

Non-cash investing and financing activities
Inventory transferred to property and equipment (1)	$—	$2,813
Change in accounts payable and accrued liabilities related to purchases of property and equipment	$(482)	$751
(1) The non-cash transfer of inventory to property and equipment principally relates to Beacons that were transferred to the Company’s BioFoundry operations in the first and second quarter of 2021. As a result of the growth of the Company’s BioFoundry operations, including growth in the number of Beacons used to fulfill strategic partnerships and services agreements, beginning in the third quarter of 2021, Beacons that at inception are planned to be used in the Company’s BioFoundry operations will be categorized as “Purchase of property and equipment.”
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
On July 1, 2021, the court granted the Company’s motion to amend its answer and counterclaims to add federal and state unfair competition counterclaims against AbCellera Biologics; on July 22, 2021, the Company filed its amended answer and counterclaims. Also on July 1, 2021 the court issued a Case Management Order that, among other things, requires AbCellera and UBC to reduce the number of asserted patents to no more than two, and the total asserted patent claims to no more than four per patent prior to the trial.
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
In January 2022, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued a decision instituting IPR on U.S. Patent No. 10,087,408 and a decision denying IPR on U.S. Patent No. 10,421,936. In February 2022, the PTAB issued a decision denying IPR on U.S. Patent No. 10,739,270.
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
Securities Class Action

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Derivative Action
In March 2022, Trung Nguyen filed a shareholder derivative complaint on behalf of nominal defendant Berkeley Lights, Inc., alleging that certain of the Company’s current and former directors and certain of the Company’s current and former senior executives breached their fiduciary duties to the Company. The complaint also alleged that certain of the Company’s current and former directors and former senior executives used material, non-public information to improperly profit from the sale of Company stock, and that certain of the Company’s current and former senior executives owe the Company contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934.
The Company is not currently involved in any other claims or legal actions, nor is management aware of any potential claims or legal actions, for which the ultimate disposition could have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
No provision has been made for litigation because the Company believes that it is not probable that a liability had been incurred as of March 31, 2022.
Product Warranty
The Company provides a 13-month assurance-type warranty, generally beginning on the shipment date, on its platforms and chip consumables. The table below represents the activity in the product warranty accrual included in accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Three months ended March 31,
	2022	2021
Balance, beginning of period	$1,085	$1,271
Adjustments to existing warranties	(245)	(218)
Provision for new warranties	163	375
Settlement of pre-existing warranties	(89)	(160)
Balance, end of period	$914	$1,268
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
The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31,
	2022	2021
Numerator
Net loss attributable to common stockholders, basic and diluted	$(21,426)	$(15,435)

Denominator
Weighted-average shares used to compute net income per share, basic and diluted	67,697,488	65,259,398
Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.24)
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

	Three months ended March 31,
	2022	2021
Options to purchase common stock	7,020,591	8,399,147
Restricted stock units	3,629,310	356,725
Total	10,649,901	8,755,872
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
The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped (in thousands):

	Three months ended March 31,
	2022	2021
North America	$13,715	$7,362
Asia Pacific (1)	5,035	8,431
Europe	1,456	2,835
Total	$20,206	$18,628
(1) Asia Pacific includes Australia.
As of March 31, 2022 and December 31, 2021, substantially all of the Company’s long-lived assets were located in the United States.

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
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in Annual Report on Form 10-K and filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC.
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
We commercially launched our platform in December of 2016, which included the Beacon system and the alpha version of our Opto Cell Line Development 1.0 workflow, targeted to the antibody therapeutics market. From the initial launch of our platform through March 31, 2022, we have commercially launched ten workflows. In June of 2019, we launched our desktop Lightning system targeted for assay development and lower throughput workflows, and in early 2020 we launched our Culture Station instrument.
We focus a substantial portion of our resources on platform, workflow and assay development, as well as on business development and sales and marketing. Our research and development efforts are primarily focused on developing new workflows and assay capabilities, as well as new advanced systems and OptoSelect chips and reagent kits, to meet both our customers’ needs and to address new markets.
We generally outsource all of our production manufacturing. Design work, prototyping and pilot manufacturing are performed in-house before outsourcing to third party contract manufacturers. Our outsourced production strategy is intended to drive cost leverage and scale, and avoid the high capital outlays and fixed costs related to constructing and operating a manufacturing facility. The contract manufacturers of our systems are located in the United States. Contract manufacturers for reagent kits and OptoSelect chip components are located in the United States, Asia and Europe. Certain of our suppliers of components and materials are single source suppliers. We perform final manufacture and assembly steps of our OptoSelect chips in-house.
Our customer base includes several of the largest biopharmaceutical companies in the world, as well as biotechnology companies, leading contract research organizations, synthetic biology companies and academic institutions. While we have seen significant growth in our customer and installed base, we believe we are still in the very early stages of platform adoption, with the majority our historical revenue derived from early adopters of our technology for research and development purposes.
We have financed our operations primarily from the issuance and sale of equity securities, borrowings under our long-term debt agreement, and to a lesser extent from cash generated by product and service sales. On July 21, 2020, we closed our initial public offering (the “IPO”), in which we sold 9,315,000 shares of common stock

(which included 1,215,000 shares that were sold pursuant to the full exercise of the IPO underwriters’ option to purchase additional shares) at a price to the public of $22.00 per share. We received aggregate net proceeds of $187.9 million after deducting, offering costs, underwriting discounts and commissions of $17.0 million.
Since our inception in 2011, we have incurred net losses in each year. Our net losses were $21.4 million and $15.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $285.0 million and cash and cash equivalents totaling $164.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.
Certain of our financial results and other key operational developments for the three months ended March 31, 2022 include the following:
•Total revenue for the three months ended March 31, 2022 was $20.2 million compared to $18.6 million for the same period in 2021.
•Gross profit in absolute dollars and gross margin for the three months ended March 31, 2022 increased compared to the same period in 2021.
COVID-19 Update

The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures, including temporary closures of businesses, quarantines and shelter in place orders. Pandemic related lockdowns in China throughout the first quarter of 2022 adversely impacted the operation of our office in Shanghai which is where the majority of our employees in our Asia Pacific region reside. During the three months ended March 31, 2022, our production, shipping and customer service functions have remained operational to maintain a continuous supply of products both to our customers and for our internal research and development activities. We continue to closely monitoring global supply issues around materials, parts and components, including plastics and integrated circuit chips, and we have not experienced any material supply issue to date. The ultimate impact of COVID-19 on our operations and financial performance in future periods remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. Refer to Part I, Item 1A of our 2021 Form 10-K under the heading “Risk Factors” for more information.
Components of results of operations
Revenue
Our revenue consists of both product revenue and service revenue, which is generated through the following revenue streams: (i) direct platform sales, (ii) recurring revenue, and (iii) strategic partnerships and services agreements. Sales of advanced automation systems, recurring revenue from consumables, workflow subscription agreements, and workflow licenses are defined as product revenue, and revenue from strategic partnership and services agreements and extended or enhanced warranty contracts, feasibility studies and platform support are defined as service revenue in our consolidated results of operations. We launched our Tech Access subscription model in June 2021.

The following tables provide an overview of our revenue streams and how we report revenue in our consolidated statements of operations and comprehensive loss (in thousands):

Income Statement Classification	Product or Service sold	Revenue Stream

Product revenue	Sale of advanced automation system (Beacon and Lightning system, Culture Station)	Direct platform sales

	Software	Direct platform sales

	Fixed term sales-type lease arrangements with qualified customers	Direct platform sales

	Annual renewable workflow licenses, quarterly workflow subscriptions, annual or multi-year subscriptions arrangements (e.g. TechAccess)	Recurring revenue

	Consumables and reagent kits (e.g. OptoSelect chips)	Recurring revenue

Service revenue	Strategic partnerships, joint development and collaboration agreements where we provide services for development of new workflows, cells or organism types	Strategic partnerships and services

	Application support, installation and training	Direct platform sales

	Fixed fee extended warranty and service programs	Recurring revenue

We renamed our joint development and partnership offering to strategic partnerships and services in the fourth quarter of 2021.

	Three months ended March 31, 2022
	Product	Service	Total
(in thousands)
Direct platform sales	$6,747	$657	$7,404
Recurring revenue	3,027	2,416	5,443
Strategic partnerships and services	—	7,359	7,359
Total revenue	$9,774	$10,432	$20,206

	Three months ended March 31, 2021
	Product	Service	Total
(in thousands)
Direct platform sales	$10,586	$530	$11,116
Recurring revenue	2,947	1,447	4,394
Strategic partnerships and services	—	3,118	3,118
Total revenue	$13,533	$5,095	$18,628

The following table provides information by revenue stream for the periods presented:

	Three months ended March 31,
(in thousands, except percentages)	2022	2021	Change	Change

Direct platform sales	$7,404	$11,116	$(3,712)	(33)%
Recurring revenue	5,443	4,394	1,049	24%
Strategic partnerships and services	7,359	3,118	4,241	136%
Total revenue	$20,206	$18,628	$1,578	8%
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
Gross profit was $13.8 million and $12.5 million for the three months ended March 31, 2022 and 2021, respectively.
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
Provision for income taxes
Our provision for income taxes consists primarily of foreign taxes and state taxes in the United States. The Company maintains a full valuation allowance on its deferred tax assets and intends to do so until there is sufficient evidence to support the reversal of all or some portion of these allowances. As we expand the scale and scope of our international business activities, any changes in taxation of such activities may increase our overall provision for income taxes in the future.

Results of operations
The following tables set forth our results of operations for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Revenue:
Product revenue	$9,774	$13,533
Service revenue	10,432	5,095
Total revenue	20,206	18,628
Cost of sales:
Product cost of sales	2,695	3,703
Service cost of sales	3,684	2,474
Total cost of sales (1)	6,379	6,177
Gross profit	13,827	12,451
Operating expenses:
Research and development (1)	17,573	13,027
General and administrative (1)	11,716	8,967
Sales and marketing (1)	5,811	5,606
Total operating expenses	35,100	27,600
Loss from operations	(21,273)	(15,149)
Other income (expense):
Interest expense	(224)	(354)
Interest income	34	66
Other income, net	57	19
Loss before income taxes	(21,406)	(15,418)
Provision for income taxes	20	17
Net loss and comprehensive loss	$(21,426)	$(15,435)
(1)Amounts include stock-based compensation as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Cost of sales	$51	$42
Research and development	1,581	1,061
General and administrative	2,211	1,372
Sales and marketing	1,550	2,019
Total stock-based compensation expense	$5,393	$4,494

Comparison of the three months ended March 31, 2022 and 2021
Revenue

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2022	2021	Amount	%
Product revenue	$9,774	$13,533	$(3,759)	(28%)
Service revenue	10,432	5,095	5,337	105%
Total revenue	$20,206	$18,628	$1,578	8%
Product revenue decreased by $3.8 million, or 28%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was primarily driven by lower platform sales of $2.1 million and lower revenue from lease arrangements of $1.7 million. During the three months ended March 31, 2022, we sold four platforms as compared to eight platforms sold in the three months ended March 31, 2021.
Service revenue increased by $5.3 million, or 105%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily driven by higher revenue associated with strategic partnerships and services agreements of $4.2 million as a result of the execution of new customer agreements as well as an increase from sales in service warranty and application support arrangements of $1.1 million.
Our product and service revenue can fluctuate from period to period as a result of, among other things, the timing of the sales cycles for our platforms, such as the Beacon and Lightning, as well as the timing of revenues recognized under our strategic partnership and services agreements.
Cost of sales, gross profit and gross margin

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2022	2021	Amount	%
Product cost of sales	$2,695	$3,703	$(1,008)	(27%)
Service cost of sales	3,684	2,474	1,210	49%
Total cost of sales	$6,379	$6,177	$202	3%
Gross profit	$13,827	$12,451	$1,376	11%
Gross margin	68%	67%
Product cost of sales decreased by $1.0 million, or 27%, for the three months ended March 31, 2022, respectively, compared to the three months ended March 31, 2021, primarily as a result of lower product revenues.
Service cost of sales increased by $1.2 million, or 49% for the three months ended March 31, 2022, respectively, compared to the three months ended March 31, 2021. The increase was primarily due to costs incurred for strategic partnerships and services agreements, as well as increased costs for extended warranty services as a result of the nature and timing of work performed under such arrangements.
Gross profit increased by $1.4 million, or 11%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Gross margin increased by 1% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in gross margin was driven by the mix of products sold and services provided in the quarter, primarily due to the fact that the strategic partnerships and services agreements we entered into in 2021 have a higher margin than our previous strategic partnership and services agreements.
Operating expenses
Research and development

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2022	2021	Amount	%
Research and development	$17,573	$13,027	$4,546	35%
Research and development expense increased by $4.5 million, or 35%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was due to a $2.4 million increase in personnel-related expenses, including a $0.5 million increase in stock-based compensation expense, primarily due to increased headcount as a result of our continued growth, as well as a $2.1 million increase in other costs, which primarily represent testing and qualification materials and other costs related to various projects to develop and improve systems, workflows, consumables and assays.
General and administrative

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2022	2021	Amount	%
General and administrative	$11,716	$8,967	$2,749	31%
General and administrative expense increased by $2.7 million, or 31%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was due to a $1.6 million increase in personnel-related expenses, including a $0.8 million increase in stock-based compensation expense, a $1.1 million increase in other costs, primarily consisting of IT expenses, including software subscription fees, outside legal fees, including patent litigation and consulting fees.
Sales and marketing

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2022	2021	Amount	%
Sales and marketing	$5,811	$5,606	$205	4%
Sales and marketing expense increased by $0.2 million, or 4%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to a $0.6 million increase in marketing, advertising and other costs, partially offset by a $0.4 million decrease in personnel and related costs primarily as a result of lower stock-based compensation.

Interest expense

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2022	2021	Amount	%
Interest expense	$224	$354	$(130)	(37%)
Interest expense decreased by $0.1 million, or 37%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 as a result of refinancing our loan from East West Bank, which now carries a lower interest rate.
Interest income

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2022	2021	Amount	%
Interest income	$34	$66	$(32)	(48%)
Interest income resulted primarily from our cash and short-term deposits. The decrease was primarily due to lower interest received on our cash and short-term deposits due to lower average cash balances during the first quarter of 2022.
Other income (expense), net

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2022	2021	Amount	%
Other income, net	$57	$19	$38	200%
Other income for the three months ended March 31, 2022 and 2021 was mainly comprised of foreign exchange gains and losses and other miscellaneous income.
Liquidity and capital resources
As of March 31, 2022, we had approximately $164.7 million in cash and cash equivalents which were primarily held in U.S. short-term bank deposit accounts and money market funds. Restricted cash of $0.3 million serves as collateral for our corporate credit card program. We have generated negative cash flows from operations since inception through March 31, 2022.
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
On June 30, 2021, we entered into an Amended and Restated Loan and Security Agreement (the “Agreement”) with EWB. Pursuant to the Agreement, EWB provided a $20.0 million term loan (the “Term Loan”) which was used to refinance the term loan outstanding under the Loan and Security Agreement dated May 23, 2018. The Term Loan matures in 48 months and bears interest at a fixed rate of 4.17%. The Term Loan has an initial interest-only period of 24 months, which can be extended to up to 36 months based on the achievement of certain liquidity measures, and can be pre-paid without penalty at any time.
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
Furthermore, the Agreement also provided the Company with a new $10.0 million revolving credit line (the “Revolving Line”), which bears interest on the outstanding daily balance thereof of 0.70% above the Prime Rate (as defined in the Agreement). No amount was outstanding under the Revolving Line as at March 31, 2022.
We were in compliance with all covenants under the Agreement as of March 31, 2022.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(10,069)	$(11,360)
Investing activities	(4,375)	(402)
Financing activities	1,022	8,519
Net decrease in cash and cash equivalents and restricted cash	$(13,422)	$(3,243)

Operating activities

Net cash used in operating activities of $10.1 million for the three months ended March 31, 2022 was primarily due to a net loss of $21.4 million, partially offset by non-cash adjustments of $8.3 million, mainly consisting of stock-based compensation and depreciation expense and a net cash inflow from changes in our operating assets and liabilities of $3.0 million, primarily due to a decrease in our accounts receivable.

Net cash used in operating activities of $11.4 million for the three months ended March 31, 2021 was primarily due to a net loss of $15.4 million and net cash outflows of $2.3 million from changes in our net operating assets and liabilities, partially offset by non-cash charges of $6.4 million, mainly consisting of stock-based compensation and depreciation. Cash outflow from our net operating assets and liabilities was primarily due to a $2.7 million increase in inventories resulting from an increase raw materials and finished goods to support revenue growth and anticipated demand, an increase of $3.5 million in accounts receivable due to an in increase in revenue and the timing of invoicing and a $1.0 million increase in prepaid and other current assets resulting from the overall growth in our business and operations, partially offset by a $5.7 million increase in deferred revenue and accounts payable due to the timing of advanced billings and revenue recognition as well as the timing of vendor invoicing and related payments.

Investing activities

Net cash used in investing activities was $4.4 million during the three months ended March 31, 2022 compared to $0.4 million in the three months ended March 31, 2021. Capital expenditures for the first quarter of 2022 include the expansion of our BioFoundry operations to support current and planned programs as well as leasehold improvements related to our new offices in Boston, Massachusetts. Capital expenditures for the three months ended March 31, 2021, exclude a $2.8 million non-cash transfer of Beacons that were purchased into inventory and later transferred to property and equipment. As a result of the growth of our BioFoundry operations, including growth in the number of Beacons used to fulfill strategic partnerships and services agreements, beginning in the third quarter of 2021, Beacons that at inception are planned to be used in our BioFoundry operations are categorized as “Purchase of property and equipment.”
Financing activities
Net cash provided by financing activities was $1.0 million during the three months ended March 31, 2022 compared to $8.5 million for the three months ended March 31, 2021. Net cash provided by financing activities during the three months ended March 31, 2022 and March 31, 2021 related to proceeds received from the issuance of common stock upon the exercise of stock options as well as proceeds received related to the issuance of common stock under our employee stock purchase plan.
Concentration of credit risk
Most of the Company’s customers are located in the United States and Asia Pacific. For the three months ended March 31, 2022, three customers accounted for 18%, 13% and 10% of revenue. For the three months ended March 31, 2021, two customers accounted for 11%, and 10% of revenue.
As of March 31, 2022, four customers comprised 22%, 14%, 11% and 10% of accounts receivable. As of December 31, 2021, three customers accounted for 15%, 11% and 11% of accounts receivable.
Contractual obligations and commitments
There have been no material changes to our contractual obligations as of March 31, 2022, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.
Off-balance sheet arrangements
We do not have, and did not have during the periods presented, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical accounting policies and estimates
We have prepared our condensed consolidated financial statements in accordance with United States generally accepted accounting principles. Our preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022, with the following exceptions.
Stock-Based Compensation
We maintain an incentive compensation plan under which incentive stock options and restricted stock units (“RSU”) are granted to employees and non-employee consultants.
Stock-based compensation expense is based on the grant date fair value of the award. We determine the fair value of RSUs based on the closing value of our stock price listed on the Nasdaq at the date of the grant.
We estimate the fair value of the majority of stock option awards on the grant date using the Black-Scholes option-pricing model. For option awards that include a performance goal tied to the Company share price (i.e. a market condition) we use a Monte Carlo simulation to estimate the fair value.
The fair value of stock option and RSUs with only a service condition is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.
Stock options and RSUs that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met. Compensation expense associated with performance awards that are determined to be probable of achievement is recognized over the requisite service period on a tranche-by-tranche basis.
For performance stock options and awards not initially assessed as probable of achievement, we record a cumulative adjustment to compensation expense in the period we change our determination that a performance condition becomes probable of being achieved. We cease recognition of compensation expense in any periods where we determine the attainment of a performance condition is no longer probable. If the performance goals are determined to be improbable, any previously recognized compensation expense is reversed.
The fair value of stock options with a market condition is recognized over the requisite service period for each tranche of the award and is recognized regardless of whether (or to what extent) the market condition is ultimately achieved.
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

Bank deposit and money market exposure. As of March 31, 2022, we had cash and cash equivalents, including restricted cash, of $164.9 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates below 1%. A hypothetical 100 basis point decrease in interest rates would have no material effect on our interest income and financial results.
Foreign currency risk
Through March 31, 2022, we did not generate any revenue denominated in foreign currencies. While we incur certain expenses in foreign currencies, especially related to our foreign offices, the impact of changes in exchange rates has been immaterial as of March 31, 2022 for these expenses. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the US dollar, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022.
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
Item 1A. Risk Factors.
Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on February 28, 2022. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K filed with the SEC on February 28, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Unregistered Securities
There were no unregistered sales of the Company's equity securities during the three months ended March 31, 2022.
Use of Proceeds from our IPO
On July 21, 2020, we closed our IPO, in which we issued and sold 9,315,000 shares of our common stock, including the full exercise of the underwriters’ over-allotment option, at a public offering price of $22.00 per share for aggregate offering proceeds of $204.9 million. All of the shares of common stock issued and sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-239487), which was declared effective by the SEC on July 16, 2020.
Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. As of the date of this filing, there has been no material change in the planned use of proceeds from our IPO as described in the final prospectus for our IPO dated July 16, 2020 filed with the SEC on July 17, 2020.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Berkeley Lights, Inc.	8-K	001-39388	3.1	7/21/2020
3.2	Amended and Restated Bylaws of Berkeley Lights, Inc.	8-K	001-39388	3.2	7/21/2020
10.1	Transition and Separation Agreement by and between Berkeley Lights, Inc. and Eric Hobbs	8-K	001-39388	10.1	3/2/2022
10.2	Transition and Separation Agreement by and between Berkeley Lights, Inc. and Kurt Wood					X
10.3	Employment Agreement by and between Berkeley Lights and Siddhartha Kadia					X
10.4	Change in Control and Severance Agreement by and between Berkeley Lights and Siddhartha Kadia					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkeley Lights, Inc.

Date:	5/9/2022	By:	/s/ J. Paul McClaskey
J. Paul McClaskey Chief Accounting Officer (Authorized Signatory and Principal Financial Officer)