Form 10-Q
period 2022-06-30
Berkeley Lights, Inc.
filed 2022-08-09
CIK 1689657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, 68,283,926 shares of the registrant’s common stock, $0.00005 par value per share, were outstanding.

BERKELEY LIGHTS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Berkeley Lights, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
(In thousands, except share and per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,024	$178,096
Short-term marketable securities	9,361	—
Trade accounts receivable	13,815	25,942
Inventory	15,664	14,547
Prepaid expenses and other current assets	10,606	11,985
Total current assets	192,470	230,570
Restricted cash	—	270
Property and equipment, net	29,317	27,992
Operating lease right-of-use assets	24,522	26,060
Other assets	2,397	2,361
Total assets	$248,706	$287,253
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$8,499	$8,198
Accrued expenses and other current liabilities	11,945	12,425
Deferred revenue	8,694	12,128
Total current liabilities	29,138	32,751
Notes payable	19,794	19,762
Deferred revenue, net of current portion	1,221	2,187
Lease liability, long-term	24,137	24,337
Total liabilities	74,290	79,037
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.00005 par value. Authorized 300,000,000 shares at June 30, 2022 and December 31, 2021; issued and outstanding 68,273,932 and 67,595,535 shares at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	485,212	471,820
Accumulated deficit	(310,781)	(263,608)
Accumulated other comprehensive loss	(19)	—
Total stockholders’ equity	174,416	208,216
Total liabilities and stockholders’ equity	$248,706	$287,253
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenue:
Product revenue	$9,468	$13,021	$19,242	$26,554
Service revenue	9,682	6,229	20,114	11,324
Total revenue	19,150	19,250	39,356	37,878
Cost of sales:
Product cost of sales	2,614	3,332	5,309	7,035
Service cost of sales	3,610	3,190	7,294	5,664
Total cost of sales	6,224	6,522	12,603	12,699
Gross profit	12,926	12,728	26,753	25,179
Operating expenses:
Research and development	18,178	13,535	35,751	26,562
General and administrative	13,024	11,725	24,740	20,692
Sales and marketing	7,271	5,317	13,082	10,923
Total operating expenses	38,473	30,577	73,573	58,177
Loss from operations	(25,547)	(17,849)	(46,820)	(32,998)
Other income (expense):
Interest expense	(227)	(356)	(451)	(710)
Interest income	53	43	87	109
Other income (expense), net	(22)	34	35	53
Loss before income taxes	(25,743)	(18,128)	(47,149)	(33,546)
Provision for income taxes	4	26	24	43
Net loss	$(25,747)	$(18,154)	$(47,173)	$(33,589)

Net loss attributable to common stockholders per share, basic and diluted	$(0.38)	$(0.27)	$(0.70)	$(0.51)
Weighted-average shares used in calculating net loss per share, basic and diluted	67,985,664	66,790,755	67,842,372	66,029,307
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021

Net loss	$(25,747)	$(18,154)	$(47,173)	$(33,589)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(19)	—	(19)	—
Other comprehensive loss:	(19)	—	(19)	—
Comprehensive loss	$(25,766)	$(18,154)	$(47,192)	$(33,589)
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances at March 31, 2022	67,820,115	$4	$478,231	$(285,034)	$—	$193,201
Shares issued in connection with:
Exercise of stock options	181,013	—	354	—	—	354
Vesting of restricted stock units	272,804	—	—	—	—	—
Stock-based compensation	—	—	6,627	—	—	6,627
Other comprehensive loss	—	—	—	—	(19)	(19)
Net loss	—	—	—	(25,747)	—	(25,747)
Balances at June 30, 2022	68,273,932	$4	$485,212	$(310,781)	$(19)	$174,416

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances at March 31, 2021	66,384,736	$4	$449,681	$(207,319)	$—	$242,366
Shares issued in connection with:
Exercise of stock options	644,610	—	1,985	—	—	1,985
Vesting of restricted stock units	14,191	—	—	—	—	—
Stock-based compensation	—	—	5,642	—	—	5,642
Net loss	—	—	—	(18,154)	—	(18,154)
Balances at June 30, 2021	67,043,537	$4	$457,308	$(225,473)	$—	$231,839

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2021	67,595,535	$4	$471,820	$(263,608)	$—	$208,216
Shares issued in connection with:
Exercise of stock options	262,667	—	766	—	—	766
Vesting of restricted stock units	300,384	—	—	—	—	—
Employee stock purchase plan	115,346	—	610	—	—	610
Stock-based compensation	—	—	12,016	—	—	12,016
Other comprehensive loss	—	—	—	—	(19)	(19)
Net loss	—	—	—	(47,173)	—	(47,173)
Balances at June 30, 2022	68,273,932	$4	$485,212	$(310,781)	$(19)	$174,416

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2020	64,486,246	$3	$436,662	$(191,884)	$—	$244,781
Shares issued in connection with:
Exercise of stock options	2,422,740	1	8,346	—	—	8,347
Vesting of restricted stock units	19,191	—	—	—	—	—
Employee stock purchase plan	115,360		2,157		—	2,157
Stock-based compensation	—	—	10,143	—	—	10,143
Net loss	—	—	—	(33,589)	—	(33,589)
Balances at June 30, 2021	67,043,537	$4	$457,308	$(225,473)	$—	$231,839
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(47,173)	$(33,589)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,431	2,654
Stock-based compensation	11,958	10,123
Amortization of operating lease right-of-use assets	1,538	994
Non-cash interest and other expense related to debt and note receivable agreements	32	36
Provision for excess and obsolete inventory	479	330
Loss on disposal and impairment of property and equipment	27	31
Other non-cash	271	—
Changes in operating assets and liabilities:
Trade accounts receivable	12,128	(6,820)
Inventory	(1,539)	(5,710)
Prepaid expenses, other current assets and other assets	1,340	(639)
Trade accounts payable	1,000	4,512
Deferred revenue	(4,400)	2,942
Accrued expenses and other current liabilities	(585)	1,872
Operating lease liabilities	(95)	(831)
Net cash used in operating activities	(20,588)	(24,095)
Cash flows from investing activities:
Purchase of property and equipment	(6,758)	(4,382)
Purchase of marketable securities	(9,372)	—
Net cash used in investing activities	(16,130)	(4,382)
Cash flows from financing activities:
Payment of debt issuance costs	—	(358)
Proceeds from issuance of common stock upon exercise of stock options	766	8,347
Proceeds from issuance of common stock under employee stock purchase plan	610	2,157
Net cash provided by financing activities	1,376	10,146
Net decrease in cash and cash equivalents and restricted cash	(35,342)	(18,331)
Cash and cash equivalents and restricted cash at beginning of period	178,366	233,678
Cash and cash equivalents and restricted cash at end of period	$143,024	$215,347
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America.
Liquidity
The Company has experienced losses from its operations since its inception and has relied primarily on equity and debt financing to fund its operations to date. For the three and six months ended June 30, 2022, the Company had a consolidated net loss of $25.7 million and $47.2 million, respectively, and as of June 30, 2022 had an accumulated deficit of $310.8 million. Unrestricted cash, cash equivalents and marketable securities was $152.4 million at June 30, 2022. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash, cash equivalents and marketable securities balance as of June 30, 2022 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying consolidated financial statements.
(2)Summary of Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission and have not materially changed during the six months ended June 30, 2022, with the exception of the accounting policies as described further below.

Short-Term Marketable Securities
The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities with original maturities longer than three months are available to fund current operations and are classified as marketable securities within “current assets” on the Company’s condensed consolidated balance sheets. The Company records these securities at fair value and accounts for the net unrealized gains and losses related to them as part of “other comprehensive loss” on its condensed consolidated statement of comprehensive loss. The Company records realized gains and losses on the sale of its marketable securities in “Other income, net” in its condensed consolidated statement of operations.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At each reporting date, the Company performs an evaluation of impairment of its short-term available-for-sale marketable debt securities to determine if the fair value of its investment is less than its amortized cost basis. Impairment is assessed at the individual security level. Factors considered in determining whether an investment is impaired include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, any historical failure of the issuer to make scheduled interest or principal payments, any change to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions.

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
(3)Marketable Securities
Short-Term Marketable Securities

The Company invests in available-for-sale marketable debt securities consisting of commercial paper and U.S. government securities with contractual maturities due within one year. The Company did not hold any investments in marketable debt securities as of December 31, 2021.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the amortized costs and carrying value of the Company’s available-for-sale marketable debt securities, by major security type, as of June 30, 2022 (in thousands):

	As of June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$5,395	$—	$(8)	$5,387
U.S. government securities	3,982	—	(8)	3,974
Total	$9,377	$—	$(16)	$9,361

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Unrealized losses on available-for-sale debt securities as of June 30, 2022 were not significant and were primarily market driven due to changes in interest rates, and not due to increased credit risk associated with specific securities. Accordingly, the Company did not record an allowance for credit losses on these short term investments as of June 30, 2022.
(4)Significant Risks and Uncertainties Including Business and Credit Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term available-for-sale debt securities and trade receivables. The Company’s cash, cash equivalents and short-term available-for-sale marketable securities are held by large, credit worthy financial institutions. The Company invests its excess cash in money market funds and short-term available-for-sale debt securities with the primary objective of facilitating liquidity and capital preservation. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these banks may exceed the amounts of insurance provided on such deposits. To date, the Company has not experienced any losses on its deposits of cash, cash equivalents and marketable securities.

The Company controls credit risk through credit approvals and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of expected credit losses in its existing trade accounts receivable. At each of June 30, 2022 and December 31, 2021, the Company had not recorded any material allowance for doubtful accounts.

Most of the Company’s customers are located in the United States and Asia Pacific. For the three months ended June 30, 2022, three customers accounted for 20%, 11%, and 10% of revenue. For the six months ended June 30. 2022, three customers accounted for 16%, 11% and 10% of revenue. For the three months ended June 30, 2021, three customers accounted for 27%, 18% and 11%, of revenue. For the six months ended June 30, 2021, three customers accounted for 14%, 11% and 10% of revenue.

As of June 30, 2022, three customers comprised 27%, 12% and 11% of accounts receivable. As of December 31, 2021, three customers accounted for 15%, 11% and 11% of accounts receivable.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5)Revenue From Contracts With Customers
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by type of customer or sales channel and market segment as defined by nature of workflows and activities of the end customer (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Type of Sales Channel
Direct sales channel	$14,067	$10,103	$29,553	$20,542
Distributor channel	5,083	9,147	9,803	17,336
Net revenues	$19,150	$19,250	$39,356	$37,878

Market
Antibody therapeutics	$12,984	$13,672	$27,209	$28,786
Synthetic biology	2,067	1,856	4,539	3,840
Agricultural biology	1,854	—	3,345	—
Gene therapy	2,028	2,058	3,802	3,283
Cell therapy	217	1,664	461	1,969
Net revenues	$19,150	$19,250	$39,356	$37,878

Revenues by market are determined by the revenue associated with workflows that the Company’s customers are utilizing, primarily on the Company’s Beacon platform, or by the nature of the workflows that the Company is developing under strategic partnerships and services agreements. Revenues by geographical markets are presented in Note 16 to these condensed consolidated financial statements.
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

As of June 30, 2022, the aggregate amount of remaining performance obligations that are unsatisfied or partially unsatisfied related to customer contracts in excess of one year was $6.4 million, which is included in deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 20% is expected to be recognized as revenue in the next 12 months, with the remainder recognized afterwards.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Contract Balances
The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	June 30, 2022	December 31, 2021
Trade accounts receivable	$13,815	$25,942
Contract assets, which are included in “Prepaid expenses and other current assets”	$3,765	$1,736
Contract assets, long-term, which are included in “Other assets”	$996	$1,070
Deferred revenue (current)	$8,694	$12,128
Deferred revenue (non-current)	$1,221	$2,187

The contract liabilities of $9.9 million and $14.3 million as of June 30, 2022 and December 31, 2021, respectively, consisted of deferred revenue related to extended warranty service agreements, strategic partnerships and services agreements and advanced automation systems arrangements. Revenue recorded during the three and six months ended June 30, 2022 included $2.7 million and $9.9 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2021.
Sales-type Lease Arrangements
The Company also enters into sales-type lease arrangements with certain qualified customers. Revenue related to lease elements from sales-type leases is presented as product revenue and was none for the three and six months ended June 30, 2022, respectively, and $1.0 million and $2.7 million for the three and six months ended June 30, 2021, respectively.

The following table presents the future maturity of the Company’s fixed-term customer leases and reconciles the undiscounted cash flows from the amounts due from customers under such arrangements as of June 30, 2022 (in thousands):

Year ending December 31,	Sales-Type Leases
Remainder of 2022	$1,212
2023	445
2024	853
Total undiscounted cash flows	2,510
Less: unearned income	305
Total amounts due from customers	$2,205

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6)    Balance Sheet Accounts
Inventory
The following table shows the components of inventory (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$10,861	$8,296
Finished goods	4,803	6,251
Total	$15,664	$14,547

Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	June 30, 2022	December 31, 2021
Contract asset	$3,765	$1,736
Vendor deposits	2,679	2,802
Deferred costs	537	561
Prepaid insurance	399	2,944
Other (1)	3,226	3,942
Total	$10,606	$11,985
(1) Other includes primarily prepaid rent expenses, software licenses and prepaid VAT.
Accrued expenses and other current liabilities
The following table shows the components of accrued expenses and other current liabilities (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll and employee related expenses	$6,400	$6,757
Lease liability – short-term	3,046	2,941
Accrued product warranty	752	1,085
Accrued legal expenses	1,087	504
Other (1)	660	1,138
Total	$11,945	$12,425
(1) Other includes primarily accrued income taxes, sales taxes, accrued royalties and other miscellaneous accruals.
(7)Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The fair value of the Company’s assets and liabilities, including cash equivalents and marketable debt securities, are measured at fair value on a recurring basis. As of June 30, 2022 the Company held investments in securities classified as cash equivalents. The carrying amounts of the Company’s cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 approximate fair value due to their relatively short maturities.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$32,233	$32,233	$—	$—
Commercial paper	22,595	—	22,595	—
U.S. government securities	5,986	—	5,986	—
Total cash equivalents	60,814	32,233	28,581	—

Debt securities, available for sale:
Commercial paper	5,387	—	5,387	—
U.S. government securities	3,974	—	3,974	—
Total debt securities, available for sale	9,361	—	9,361	—
Total assets measured at fair value	$70,175	$32,233	$37,942	$—

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$25,138	$25,138	$—	$—
Total cash equivalents	$25,138	$25,138	$—	$—

The carrying values and fair values of the Company’s financial instruments not measured at fair value were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$19,794	$19,287	$19,762	$19,298

The Company estimated the fair value of its long-term debt using a market-based approach that considers an average cost of debt. The Company has incorporated its own credit risk for all liability fair value measurements. Such fair value measurements are considered Level 2 under the fair value hierarchy.

The Company did not have any transfers of financial assets measured at fair value on a recurring basis between the levels of the fair value measurement hierarchy during the periods presented.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(8)Property and Equipment, net
Property and equipment, net comprised the following (in thousands):

	June 30, 2022	December 31, 2021
Equipment, tooling and molds	$38,599	$33,972
Computer software and equipment	2,929	3,019
Furniture, fixtures and other	1,957	1,891
Leasehold improvements	10,820	6,105
Construction in process	778	4,803
Total property and equipment	55,083	49,790
Less: Accumulated depreciation	(25,766)	(21,798)
Property and equipment, net	$29,317	$27,992

Total depreciation expense for the three and six months ended June 30, 2022 was $2.5 million and $4.4, respectively. Total depreciation expense for three and six months ended June 30, 2021 was $1.4 million and $2.7 million, respectively.

During the three and six months ended June 30, 2022 and 2021 losses on the impairment and disposal of property and equipment was not material.
(9)Leases
The Company leases office, manufacturing, distribution and laboratory facilities in Emeryville, California under multiple operating leases. During the third quarter of 2021, the Company extended the term for its leases related to the facilities in Emeryville and these leases will now expire in 2029. Also, during the third quarter of 2021, the Company entered into a seven year lease of space for office and laboratory operations in Lexington, Massachusetts.

The Company also leases two facilities in Shanghai, China for office and laboratory facilities under operating lease agreements that were entered into in July 2020. These leases expire at various dates, the latest of which is August 2023.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future payments associated with the Company’s operating lease liabilities as of June 30, 2022 is as follows (in thousands):

Operating leases
Undiscounted lease payments for the year ending December 31,
Remainder of 2022	$2,101
2023	4,273
2024	4,355
2025	4,486
2026	4,621
Thereafter	12,223
Total undiscounted lease payments	32,059
Less: implied interest	(4,811)
Less: tenant improvement allowances receivable	(65)
Present value of operating lease payments	27,183
Less: current portion (1)	(3,046)
Total long-term operating lease liabilities	$24,137
(1) Included in the balance sheet caption “Accrued expenses and other current liabilities.”

Rent expense for the three and six months ended June 30, 2022 was $1.4 million and $2.5 million, respectively. Rent expense for the three and six months ended June 30, 2021 was $0.9 million and $1.7 million, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $1.0 million and $1.8 million for the three and six months ended June 30, 2022, respectively, including non-lease components such as common area maintenance fees. Variable lease payments for operating leases were $0.6 million and $1.1 million for the three and six months ended June 30, 2021, respectively, including non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six months ended June 30, 2022	Six months ended June 30, 2021
Right-of-use assets obtained for new operating lease liabilities	$—	$—
Cash paid for amounts included in the measurement of lease liabilities	$1,070	$796
The following summarizes additional information related to operating leases:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	7.02	7.51
Weighted-average discount rate	4.67%	4.67%

The Company also enters into leasing transactions in which the Company is the lessor, which to date have been classified as sales-type leases. See Note 5 of these condensed consolidated financial statements for the related lease disclosures.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(10)Notes Payable
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

Furthermore, the Agreement also provided the Company with a new $10.0 million revolving credit (the “Revolving Line”), which bears interest on the outstanding daily balance thereof of 0.70% above the Prime Rate (as defined in the Agreement). No amounts were outstanding under the Revolving Line as of June 30, 2022.

The Agreement contains certain financial and non-financial covenants. As of June 30, 2022, the Company was in compliance with the terms and covenants of the Agreement.

The following is a schedule of payments due on notes payable as of June 30, 2022 (in thousands):

June 30, 2022
Year Ending December 31:
Remainder of 2022	$426
2023	6,617
2024	10,406
2025	4,210
Total payments due	21,659
Less:
Interest payments, loan discounts and financing costs	(1,865)
Current portion, less loan discounts and financing costs	—
Notes payable, net of current portion	$19,794

Total interest cost incurred for the three and six months ended June 30, 2022 was $0.2 million and $0.5 million, respectively. Total interest cost incurred for the three and six months ended June 30, 2021 was $0.4 million and $0.7 million, respectively.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11)Stock Compensation Plans
Stock-based compensation
Stock-based compensation related to the Company's stock-based awards was recorded as an expense and allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of sales	$68	$63	$119	$105
Research and development	2,292	1,599	3,873	2,660
General and administrative	2,318	2,497	4,529	3,869
Sales and marketing	1,887	1,470	3,437	3,489
Total stock-based compensation	$6,565	$5,629	$11,958	$10,123

Stock-based compensation capitalized in inventory was not material as of June 30, 2022 and December 31, 2021.
Option Repricing
On May 19, 2022, the Company’s Board of Directors elected to reprice all outstanding stock options granted to non-executive employees of the Company under the Berkeley Lights, Inc. 2020 Incentive Plan with a strike price above the closing price of the Company’s common stock as reported on Nasdaq as of May 19, 2022 (which was $4.91). There were no other modifications to these options, including vesting schedules. Options representing 763,307 underlying shares were included in this repricing and the total incremental expense associated with the modification of these options was $1.5 million, of which $0.5 million was recorded in the second quarter of 2022.

In addition, non-executive employees with outstanding options granted under the Berkeley Lights 2011 Equity Incentive Plan with a strike price above the closing price of the Company’s common stock as reported on Nasdaq as of May 19, 2022 were granted an RSU for every two stock options held with a strike price above the closing price as of May 19, 2022. These RSUs were granted on June 1, 2022 and vest in full on June 1, 2024. An aggregate total of 353,625 RSUs were granted to such employees resulting in $1.5 million of compensation expense, of which approximately $55 thousand was recorded in the second quarter of 2022.

CEO Equity Grant
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

Although no awards will vest until a market condition is satisfied, as of March 31, 2022 the Company began recording stock-based compensation expense for each vesting tranche based on the estimated achievement date of the specified stock price target. The valuation and probability of achievement for each tranche is determined using a Monte Carlo simulation. The same Monte Carlo simulation is used as the basis for determining the expected achievement date. As the probability of achievement is factored in as part of the Monte Carlo simulation, the expense for these tranches will be recognized concurrently over each tranche’s estimated achievement date even if

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
some or all of the options never vest. If the related market condition for a tranche is achieved earlier than expected, all unamortized expense for such tranche will be recognized immediately. As of June 30, 2022, none of the PSOs had vested.
(12)Income Taxes
The Company’s provision for income taxes was $4,000 and $24,000, respectively, for the three and six months ended June 30, 2022 and $26,000 and $43,000, respectively, for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2022 and 2021, income from operations before taxes consisted of amounts related to U.S. operations and the Company’s foreign operations. The Company maintains a full valuation allowance on its deferred tax assets, and intends to do so until there is sufficient evidence to support the reversal of all or some portion of this allowance.
(13)Statements of Cash Flows
The supplemental cash flow information consists of the following (in thousands):

	Six months ended June 30,
	2022	2021
Cash paid for interest	$278	$681
Cash paid for income taxes	$—	$3

Non-cash investing and financing activities
Inventory transferred to property and equipment (1)	$—	$3,827
Change in accounts payable and accrued liabilities related to purchases of property and equipment	$(699)	$723
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(14)Commitments and Contingencies
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In January 2022, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued a decision instituting IPR on U.S. Patent No. 10,087,408 and a decision denying IPR on U.S. Patent No. 10,421,936. In February 2022, the PTAB issued a decision denying IPR on U.S. Patent No. 10,739,270. In May 2022, UBC filed a Patent Owner’s Response (“POR”) in the IPR of U.S. Patent No. 10,087,408. Also in May 2022, AbCellera and UBC filed a motion in the United States District Court for the Northern District of California to lift the stay of the consolidated AbCellera I, AbCellera II, and AbCellera III lawsuits, citing lack of institution of the IPRs of U.S. Patent Nos. 10,421,936 and 10,739,270. The Company has opposed the motion, and a hearing on the motion to lift the stay is scheduled for August 2022.

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
Securities Class Action
In December 2021, Victor J. Ng filed a securities class action complaint (the “Securities Class Action”), which was amended on July 25, 2022. The Securities Class Action is on behalf of all persons who purchased or otherwise acquired: (a) Berkeley Lights common stock pursuant and/or traceable to certain July 2020 IPO offering documents and/or (b) securities of Berkeley Lights between July 17, 2020 and January 5, 2022, inclusive. The complaint alleges claims under §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as well as §§11, 12(a)(2) and 15 of the Securities Act of 1933. It names as defendants the Company, certain of the Company’s current and former senior executives and directors, the underwriter firms that sponsored the Company’s July 2020 IPO, and three firms that invested in the Company. The Company believes that the assertions in the Securities Class Action are without merit and intends to defend itself vigorously. Outcomes in litigation can be uncertain and it is possible a court may disagree with the Company’s positions. An adverse determination in the Securities Class Action could subject the Company to significant liabilities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
No provision has been made for litigation because the Company believes that it is not probable that a liability had been incurred as of June 30, 2022.

Product Warranty
The Company provides a 13-month assurance-type warranty, generally beginning on the shipment date, on its platforms and chip consumables. The table below represents the activity in the product warranty accrual included in accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$914	$1,268	$1,085	$1,271
Adjustments to existing warranties	(185)	(148)	(430)	(366)
Provision for new warranties	179	242	342	617
Settlement of pre-existing warranties	(156)	(172)	(245)	(332)
Balance, end of period	$752	$1,190	$752	$1,190
(15)Net Loss Attributable to Common Stockholders Per Share
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders, basic and diluted	$(25,747)	$(18,154)	$(47,173)	$(33,589)
Denominator
Weighted-average shares used to compute net income per share, basic and diluted	67,985,664	66,790,755	67,842,372	66,029,307
Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.27)	$(0.70)	$(0.51)

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

	Three and six months ended June 30,
	2022	2021
Options to purchase common stock	7,750,612	7,619,929
Restricted stock units	4,241,025	470,985
Total	11,991,637	8,090,914

(16)Segments
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
The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
North America	$9,891	$8,874	$23,585	$16,236
Asia Pacific (1)	7,201	9,268	12,236	17,699
Europe	2,058	1,108	3,535	3,943
	$19,150	$19,250	$39,356	$37,878
(1) Asia Pacific includes Australia.

As of June 30, 2022 and December 31, 2021, substantially all of the Company’s long-lived assets were located in the United States.
(17)Subsequent Events
On July 21, 2022, to improve efficiency and manage operating expenses the Company terminated the employment of approximately 12% of total full-time employees. The Company estimates it will incur severance and employee-related restructuring costs of approximately $1.1 million related to this activity, substantially all of which the Company expects to incur in the third quarter of 2022.

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

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 (the “Annual Report”). Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” of our Annual Report, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC.

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

We commercially launched our platform in December of 2016, which included the Beacon system and the alpha version of our Opto Cell Line Development 1.0 workflow, targeted to the antibody therapeutics market. From the initial launch of our platform through June 30, 2022, we have commercially launched ten workflows. In June of 2019, we launched our desktop Lightning system targeted for assay development and lower throughput workflows, and in early 2020 we launched our Culture Station instrument.

We focus a substantial portion of our resources on platform, workflow and assay development, as well as on business development and sales and marketing. Our research and development efforts are primarily focused on developing new workflows and assay capabilities, as well as new advanced systems and OptoSelect chips and reagent kits, to meet both our customers’ needs and to address new markets.

During 2022, we validated the unique capability on our platform to select and retrieve high-value stable producer cell lines that will improve the cost and therapeutically relevant yields for manufacturing Adeno-associated virus (“AAV”)-based gene therapies, which we believe represents a significant return on investment opportunity in the near term. As such, we intend to dedicate a significant number of our resources towards development of this workflow in the second half of 2022 and in 2023.

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

Since our inception in 2011, we have incurred net losses in each year. Our net losses were $25.7 million and $18.2 million for the three months ended June 30, 2022 and 2021, respectively and $47.2 million and $33.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $310.8 million and cash, cash equivalents and marketable securities totaling $152.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Certain of our financial results and other key operational developments for the three and six months ended June 30, 2022 include the following:

•Total revenue for the three and six months ended June 30, 2022 was $19.2 million and $39.4 million, respectively, compared to $19.3 million and $37.9 million for the same periods in 2021, respectively.
•Gross profit in absolute dollars slightly increased during the three months ended June 30, 2022 compared to the same period in 2021. Gross margin increased to 67% from 66% during the three months ended June 30, 2022 compared to the same period in 2021. Gross profit increased in absolute dollars during the six months ended June 30, 2022 compared to the same period in 2021. Gross margin for the six months ended June 30, 2022 increased to 68% compared to 66% for the six months ended June 30, 2021.
Recent Trends
There are multiple broad based factors impacting our business:
1.First, the COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures, including temporary closures of businesses, quarantines and shelter in place orders.
2.Global and domestic supply chains and the timely availability of raw materials and products have been and may continue to be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic.
3.The COVID-19 pandemic, in addition to other macroeconomic factors including the war between Ukraine and Russia as well as political instability in the United States, has resulted in unfavorable global economic conditions including increased inflation and interest rates.

Our business has been impacted and will continue to be impacted by the above factors, by among other things, the following:

In the second half of 2022, certain of our strategic partnership and services engagements are ending. Coupled with our focus on the AAV opportunity discussed above, we expect revenue from strategic partnership and services agreements to decline in the near term.

In addition, pandemic related lockdowns in China throughout the first quarter of 2022 adversely impacted the operation of our office in Shanghai, in which the majority of our employees in our Asia Pacific region reside. While the city-wide lockdowns were lifted in the second quarter of 2022, localized lockdowns still remain.
To date, our production, shipping and customer service functions have remained operational to maintain a continuous supply of products both to our customers and for our internal research and development activities. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future activities. We continue to closely monitor global supply issues around materials, parts and components, including plastics and integrated circuit chips, and we have not experienced any material supply issue to date.

The ultimate impact of COVID-19 and unfavorable economic conditions on our operations and financial performance in future periods remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory, and duration of the pandemic as well as the magnitude of any potential recession and related government actions to prevent and manage these issues, all of which are uncertain and cannot be predicted. While the overall impact of COVID-19 and unfavorable economic conditions is impossible to measure, they have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and, ultimately our business and operations. Refer to Part I, Item 1A of our Annual Report under the heading “Risk Factors” for more information.
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

The following tables provide an overview of our revenue streams and how we report revenue in our consolidated statements of operations (in thousands):

Income Statement Classification	Product or Service sold	Revenue Stream

Product revenue	Sale of advanced automation system (Beacon and Lightning system, Culture Station)	Direct platform sales

	Software	Direct platform sales

	Fixed term sales-type lease arrangements with qualified customers	Direct platform sales

	Annual renewable workflow licenses, quarterly workflow subscriptions, annual or multi-year subscriptions arrangements (e.g. TechAccess)	Recurring revenue

	Consumables and reagent kits (e.g. OptoSelect chips)	Recurring revenue

Service revenue	Strategic partnerships, joint development and collaboration agreements where we provide services for development of new workflows, cells or organism types	Strategic partnerships and services

	Application support, installation and training	Direct platform sales

	Fixed fee extended warranty and service programs	Recurring revenue

We renamed our joint development and partnership offering to strategic partnerships and services in the fourth quarter of 2021.

	Three months ended June 30, 2022			Six months ended June 30, 2022
(in thousands)	Product	Service	Total	Product	Service	Total
Direct platform sales	$6,226	$200	$6,426	$12,973	$857	$13,830
Recurring revenue	3,242	2,687	5,929	6,269	5,103	11,372
Strategic partnerships and services	—	6,795	6,795	—	14,154	14,154
Total revenue	$9,468	$9,682	$19,150	$19,242	$20,114	$39,356

	Three months ended June 30, 2021			Six months ended June 30, 2021
(in thousands)	Product	Service	Total	Product	Service	Total
Direct platform sales	$10,717	$672	$11,389	$21,303	$1,202	$22,505
Recurring revenue	2,304	1,642	3,946	5,251	3,089	8,340
Strategic partnerships and services	—	3,915	3,915	—	7,033	7,033
Total revenue	$13,021	$6,229	$19,250	$26,554	$11,324	$37,878

The following tables provide information by revenue stream for the periods presented:

	Three months ended June 30,
(in thousands, except percentages)	2022	2021	Change
Direct platform sales	$6,426	$11,389	$(4,963)	(44)%
Recurring revenue	5,929	3,946	1,983	50%
Strategic partnerships and services	6,795	3,915	2,880	74%
Total revenue	$19,150	$19,250	$(100)	(1)%

	Six months ended June 30,
(in thousands, except percentages)	2022	2021	Change
Direct platform sales	$13,830	$22,505	$(8,675)	(39)%
Recurring revenue	11,372	8,340	3,032	36%
Strategic partnerships and services	14,154	7,033	7,121	101%
Total revenue	$39,356	$37,878	$1,478	4%
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

Gross profit was $12.9 million and $26.8 million for the three and six months ended June 30, 2022, respectively. Gross profit was $12.7 million and $25.2 million for the three and six months ended June 30, 2021, respectively.
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

Results of operations
The following tables set forth our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Product revenue	$9,468	$13,021	$19,242	$26,554
Service revenue	9,682	6,229	20,114	11,324
Total revenue	19,150	19,250	39,356	37,878
Cost of sales:
Product cost of sales	2,614	3,332	5,309	7,035
Service cost of sales	3,610	3,190	7,294	5,664
Total cost of sales (1)	6,224	6,522	12,603	12,699
Gross profit	12,926	12,728	26,753	25,179
Operating expenses:
Research and development (1)	18,178	13,535	35,751	26,562
General and administrative (1)	13,024	11,725	24,740	20,692
Sales and marketing (1)	7,271	5,317	13,082	10,923
Total operating expenses	38,473	30,577	73,573	58,177
Loss from operations	(25,547)	(17,849)	(46,820)	(32,998)
Other income (expense):
Interest expense	(227)	(356)	(451)	(710)
Interest income	53	43	87	109
Other income (expense), net	(22)	34	35	53
Loss before income taxes	(25,743)	(18,128)	(47,149)	(33,546)
Provision for income taxes	4	26	24	43
Net loss	$(25,747)	$(18,154)	$(47,173)	$(33,589)
(1)Amounts include stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$68	$63	$119	$105
Research and development	2,292	1,599	3,873	2,660
General and administrative	2,318	2,497	4,529	3,869
Sales and marketing	1,887	1,470	3,437	3,489
Total stock-based compensation expense	$6,565	$5,629	$11,958	$10,123

Comparison of the three and six months ended June 30, 2022 and 2021
Revenue

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Product revenue	$9,468	$13,021	$(3,553)	(27%)	$19,242	$26,554	$(7,312)	(28%)
Service revenue	9,682	6,229	3,453	55%	20,114	11,324	$8,790	78%
Total revenue	$19,150	$19,250	$(100)	(1)%	$39,356	$37,878	$1,478	4%

Product revenue decreased by $3.6 million, or 27%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The decrease was primarily due to lower platform and system sales of $4.5 million, including sales-type lease arrangements, partially offset by an increase of $0.9 million in consumable sales driven by a higher installed platform base and an increase of $0.1 million in subscription arrangements and related revenue. During the three months ended June 30, 2022 we placed five platforms, compared to seven platforms placed during the three months ended June 30, 2021.

Service revenue increased by $3.5 million, or 55%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily driven by higher revenue associated with strategic partnerships and services agreements of $2.9 million, due to work performed on agreements signed in the second half of 2021, as well as an increase in service warranty and application support agreements of $0.6 million, which resulted from a higher installed platform base.

Product revenue decreased by $7.3 million, or 28%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The decrease was primarily due to lower platform and system sales of $8.3 million, including sales-type lease arrangements, partially offset by an increase of $0.8 million in consumable sales due to a higher installed platform base and an increase of $0.2 million in subscription arrangements and related revenue. During the six months ended June 30, 2022 we placed nine platforms, compared to seventeen platforms placed during the six months ended June 30, 2021.

Service revenue increased by $8.8 million, or 78%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily driven by higher revenue associated with strategic partnerships and services agreements of $7.1 million as well as an increase in service warranty and application support agreements of $1.7 million, which resulted from a higher installed platform base.

Cost of sales, gross profit and gross margin

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Product cost of sales	$2,614	$3,332	$(718)	(22%)	$5,309	$7,035	$(1,726)	(25%)
Service cost of sales	3,610	3,190	420	13%	7,294	5,664	1,630	29%
Total cost of sales	$6,224	$6,522	$(298)	(5%)	$12,603	$12,699	$(96)	(1%)
Gross profit	$12,926	$12,728	$198	2%	$26,753	$25,179	$1,574	6%
Gross margin	67%	66%			68%	66%

Product cost of sales for the three months ended June 30, 2022 decreased by $0.7 million, or 22%, compared to the three months ended June 30, 2021 and was due to the decline in product revenue and the favorable impact of settlements and adjustments to our warranty liabilities.

Service cost of sales increased by $0.4 million, or 13%, by during the three months ended June 30, 2022, compared to the three months ended June 30, 2021 due to increased costs for our strategic partnerships and services agreements.

Product cost of sales for the six months ended June 30, 2022 decreased by $1.7 million, or 25%, compared to the six months ended June 30. 2022. The decrease was primarily driven by lower revenue from our platform and system sales, including sales-type lease arrangements and the favorable impact of settlements and adjustments to our warranty liabilities.

Service cost of sales for the six months ended June 30, 2022 increased by $1.6 million, or 29%, compared to the six months ended June 30, 2021 primarily as a result of higher costs associated with our extended warranty plans and increased costs associated with our strategic partnerships and services agreements.

Gross profit increased by $0.2 million, or 2%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Gross margin increased to 67% from 66% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Gross profit increased by $1.6 million, or 6%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Gross margin increased to 68% from 66% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Gross profit for both the three months and six months ended June 30, 2022 were positively impacted by the fact that the strategic partnerships and services agreements we entered into in 2021 have a higher margin than our previous strategic partnership and services agreements, of which the largest was our collaboration agreement with Ginkgo Bioworks, Inc.

Operating Expenses
Research and development

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Research and development	$18,178	$13,535	$4,643	34%	$35,751	$26,562	$9,189	35%

Research and development expense increased by $4.6 million, or 34%, and by $9.2 million, or 35%, respectively, for the three and six months ended June 30, 2022, compared to the three and six months ended June, 30, 2021. The increases were primarily due to increased personnel-related expenses, including a $0.7 million and $1.2 million increase in stock-based compensation in each of the periods, respectively, as well as increases in other costs, including testing and qualification materials and other costs related to various projects to develop and improve systems, workflows, consumables and assays.
General and administrative

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
General and administrative	$13,024	$11,725	$1,299	11%	$24,740	$20,692	$4,048	20%

General and administrative expense increased by $1.3 million, or 11%, and by $4.0 million, or 20%, respectively, for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. The increases were primarily due to increased personnel-related expenses, including an increase (decrease) in stock-based compensation expense of ($0.2 million) and $0.7 million for the three and six months ended June 30, 2022, respectively, and increased costs to improve our information processes and other infrastructure required for a public company, partially offset by a decrease in outside legal fees related to patent litigation.
Sales and marketing

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Sales and marketing	$7,271	$5,317	$1,954	37%	$13,082	$10,923	$2,159	20%

Sales and marketing expense increased by $2.0 million, or 37%, and by $2.2 million, or 20%, respectively, for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. The increase was primarily due to increased personnel-related expenses, including an increase (decrease) in stock-based compensation expense of $0.4 million and ($0.1 million) for the three and six months ended June 30, 2022, respectively, and also due to an overall increase in marketing, advertising and other sales costs.

Interest expense

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Interest expense	$227	$356	$(129)	(36%)	$451	$710	$(259)	(36%)

Interest expense decreased by $0.1 million, or 36%, and $0.3 million, or 36%, respectively, for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, as a result of refinancing our loan from East West Bank, which now carries a lower interest rate.
Interest income

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Interest income	$53	$43	$10	23%	$87	$109	$(22)	(20%)

Interest income was flat for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. We generate interest income through our cash and short-term deposits, and also through short-term available-for-sale marketable securities, which we invested during the latter part of the second quarter of 2022.
Other income (expense), net

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Other income (expense), net	$(22)	$34	$(56)	(165%)	$35	$53	$(18)	(34%)

Other income for the three and six months ended June 30, 2022 and 2021 was mainly comprised of foreign exchange gains and losses and other miscellaneous income and expense items.
Liquidity and capital resources
As of June 30, 2022, we had approximately $152.4 million in cash and cash equivalents and marketable securities which were primarily held in U.S. short-term bank deposit accounts and other investment grade short-term available-for-sale debt securities. Restricted cash at December 31, 2021 of $0.3 million served as collateral for our corporate credit card program. This amount is no longer restricted as of June 30, 2022. We have generated negative cash flows from operations since inception through June 30, 2022.

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
East West Bank Loan and Security Agreement
On May 23, 2018, we entered into a Loan and Security Agreement with East West Bank (“EWB”) providing us the ability to borrow up to $20.0 million. The loan facility was fully drawn as of May 23, 2018.

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

Furthermore, the Agreement also provided the Company with a new $10.0 million revolving credit line (the “Revolving Line”), which bears interest on the outstanding daily balance thereof of 0.70% above the Prime Rate (as defined in the Agreement). No amount was outstanding under the Revolving Line as at June 30, 2022.

We were in compliance with all covenants under the Agreement as of June 30, 2022.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(20,588)	$(24,095)
Investing activities	(16,130)	(4,382)
Financing activities	1,376	10,146
Net decrease in cash and cash equivalents and restricted cash	$(35,342)	$(18,331)

Operating activities

Net cash used in operating activities of $20.6 million for the six months ended June 30, 2022 was attributable to a net loss of $47.2 million, partially offset by non-cash adjustments of $18.7 million, mainly consisting of stock-based compensation and depreciation expense, and a net cash inflow from changes in our operating assets and liabilities of $7.8 million, primarily due to a decrease in our accounts receivable.

Net cash used in operating activities of $24.1 million for the six months ended June 30, 2021 was attributable to a net loss of $33.6 million and cash outflows from changes in our net operating assets and liabilities of $4.7 million, partially offset by $14.2 million of non-cash charges, primarily related to stock-based compensation and depreciation and amortization. Cash outflow from our net operating assets and liabilities was primarily due to an increase in inventories resulting from an increase in raw materials and finished goods, an increase in accounts receivable due to an increase in revenue and the timing of invoicing, partially offset by an increase in deferred revenue and accounts payable due to the timing of advanced billings and revenue recognition as well as the timing of vendor invoicing and related payments.

Investing activities

Net cash used in investing activities was $16.1 million during the six months ended June 30, 2022, compared to $4.4 million during the six months ended June 30, 2021. The increase was primarily driven by the purchase of $9.4 million of available-for-sale marketable securities during the second quarter of 2022 and $6.8 million of purchases of property, plant and equipment. Capital expenditures for the first six months of 2022 include the expansion of our BioFoundry laboratory operations to support current and planned programs as well as leasehold improvements related to our new offices in Boston, Massachusetts.

Net cash used in investing activities was $4.4 million for the six months ended June 30, 2021 and related to capital expenditures for the expansion of our BioFoundry laboratory. Capital expenditures for the six months ended June 30, 2021, exclude a $3.8 million non-cash transfer of Beacons that were purchased into inventory and later transferred to property and equipment. As a result of the growth of our BioFoundry operations, including growth in the number of Beacons used to fulfill strategic partnerships and services agreements, beginning in the third quarter of 2021, Beacons that at inception are planned to be used in our BioFoundry operations are categorized as “Purchase of property and equipment.”
Financing activities
Net cash provided by financing activities was $1.4 million during the six months ended June 30, 2022, compared to $10.1 million for the six months ended June 30, 2021. Net cash provided by financing activities during the six months ended June 30, 2022 and 2021 primarily related to proceeds received from the issuance of common stock upon exercise of stock options as well as proceeds received related to the issuance of common stock under our employee stock purchase plan.
Concentration of credit risk
Most of the Company’s customers are located in the United States and Asia Pacific. For the three months ended June 30, 2022, three customers accounted for 20%, 11%, and 10% of revenue. For the six months ended June 30. 2022, three customers accounted for 16%, 11% and 10% of revenue. For the three months ended June 30, 2021, three customers accounted for 27%, 18%, and 11% of revenue. For the six months ended June 30, 2021, three customers accounted for 14%, 11% and 10% of revenue.
As of June 30, 2022, three customers comprised 27%, 12%, and 11% of accounts receivable. As of December 31, 2021, three customers accounted for 15%, 11% and 11% of accounts receivable.

Contractual obligations and commitments
There have been no material changes to our contractual obligations as of June 30, 2022, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
Stock-Based Compensation
We maintain an incentive compensation plan under which stock options and restricted stock units (“RSU”) are granted to employees and non-employee consultants.

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

Bank deposit, money market and marketable securities exposure. As of June 30, 2022, we had cash and cash equivalents and available-for-sale marketable debt securities, of $152.4 million, which consisted primarily of money market funds, bank deposits and debt instruments of high quality corporate issuers and the U.S. government. The primary objective of our investments is to facilitating liquidity and capital preservation. None of our investments are held for trading purposes. These short-term investments generate interest income at rates typically between 1% and 3%. A hypothetical 100 basis point decrease in interest rates would have no material effect on our interest income and financial results.
Foreign currency risk
Through June 30, 2022, we did not generate any revenue denominated in foreign currencies. While we incur certain expenses in foreign currencies, especially related to our foreign offices, the impact of changes in exchange rates has been immaterial as of June 30, 2022 for these expenses. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022.
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

Part II. OTHER INFORMATION.
Item 1.    Legal Proceedings.
See Note 14, “Commitments and Contingencies” under the heading “Legal Proceedings” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for legal proceedings and related matters.
Item 1A. Risk Factors.
Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in our Annual Report and below in this Quarterly Report:
Our revenue under our customer sales engagements, program and service agreements and strategic partnerships and services for any particular period can be difficult to forecast.
Because of the complexities and long sales cycles inherent in our business, including, in particular, certain customer feasibility study agreements and collaboration and development agreements, it is difficult to predict the timing of a customer’s purchase of our system and of the performance and completion of milestones under our customer and collaboration agreements. As a result, our revenue for any particular period can be difficult to forecast, especially in light of the challenging and inconsistent global macroeconomic environment and related market uncertainty. Our revenue may grow at a slower rate than in past periods or even decline on a year-over-year basis. For example, under our collaboration agreement with Ginkgo Bioworks, or Ginkgo, the agreement provides that we are eligible to receive certain minimum annual payments from Ginkgo for purchases and services, as well as milestone payments upon the achievement of certain development and regulatory milestones resulting from the use of certain of our proprietary workflows. However, we are unable to predict with precision whether and the extent to which Ginkgo will exceed the minimum annual payments under our agreement, or the timing of the achievement of any milestones under the agreement, if achieved at all, even though we maintain discussions on such matters. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our customers’ successful utilization of our products and workflows, which is outside of our control. In the near term, we expect revenue from our strategic partnerships and services engagements to decline; more generally, our operating results could vary materially from quarter to quarter from our forecasts due to the foregoing uncertainties.

The risk factors included in our Annual Report and in this Quarterly Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Except as provided above, there have been no material changes to the risk factors set forth in the Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Unregistered Securities
There were no unregistered sales of the Company's equity securities during the three months ended June 30, 2022.
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
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Berkeley Lights, Inc.	8-K	001-39388	3.1	7/21/2020
3.2	Amended and Restated Bylaws of Berkeley Lights, Inc.	8-K	001-39388	3.2	7/21/2020
10.5	Employment Offer Letter by and between Berkeley Lights, Inc. and Mehul Joshi					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
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

Berkeley Lights, Inc.

Date: August 9, 2022	By:	/s/ J. Paul McClaskey
J. Paul McClaskey Chief Accounting Officer (Authorized Signatory and Chief Accounting Officer)