Form 10-Q
period 2022-09-30
Berkeley Lights, Inc.
filed 2022-11-08
CIK 1689657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2022, 68,574,957 shares of the registrant’s common stock, $0.00005 par value per share, were outstanding.

BERKELEY LIGHTS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Berkeley Lights, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	December 31, 2021
(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$120,640	$178,096
Short-term marketable securities	14,075	—
Trade accounts receivable	20,255	25,942
Inventory	15,706	14,547
Prepaid expenses and other current assets	10,285	11,985
Total current assets	180,961	230,570
Restricted cash	—	270
Property and equipment, net	27,704	27,992
Operating lease right-of-use assets	24,118	26,060
Other assets	2,101	2,361
Total assets	$234,884	$287,253
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$7,921	$8,198
Accrued expenses and other current liabilities	16,243	12,425
Current portion of notes payable	2,483	—
Deferred revenue	7,733	12,128
Total current liabilities	34,380	32,751
Notes payable	17,327	19,762
Deferred revenue, net of current portion	1,433	2,187
Lease liability, long-term	23,561	24,337
Total liabilities	76,701	79,037
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.00005 par value. Authorized 300,000,000 shares at September 30, 2022 and December 31, 2021; issued and outstanding 68,574,957 and 67,595,535 shares at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	490,544	471,820
Accumulated deficit	(332,347)	(263,608)
Accumulated other comprehensive loss	(18)	—
Total stockholders’ equity	158,183	208,216
Total liabilities and stockholders’ equity	$234,884	$287,253
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenue:
Product revenue	$15,946	$16,704	$35,188	$43,258
Service revenue	5,452	7,620	25,566	18,944
Total revenue	21,398	24,324	60,754	62,202
Cost of sales:
Product cost of sales	4,602	4,797	9,911	11,832
Service cost of sales	1,771	4,114	9,065	9,778
Total cost of sales	6,373	8,911	18,976	21,610
Gross profit	15,025	15,413	41,778	40,592
Operating expenses:
Research and development	8,978	16,195	44,729	42,757
Selling, general and administrative	26,525	19,198	64,347	50,813
Restructuring	1,058	—	1,058	—
Total operating expenses	36,561	35,393	110,134	93,570
Loss from operations	(21,536)	(19,980)	(68,356)	(52,978)
Other income (expense):
Interest expense	(229)	(232)	(680)	(942)
Interest income	465	33	552	142
Other expense, net	(244)	(170)	(209)	(117)
Loss before income taxes	(21,544)	(20,349)	(68,693)	(53,895)
Provision for income taxes	22	54	46	97
Net loss	$(21,566)	$(20,403)	$(68,739)	$(53,992)

Net loss attributable to common stockholders per share, basic and diluted	$(0.32)	$(0.30)	$(1.01)	$(0.81)
Weighted-average shares used in calculating net loss per share, basic and diluted	68,384,115	67,213,282	68,024,937	66,428,303
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021

Net loss	$(21,566)	$(20,403)	$(68,739)	$(53,992)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax	1	—	(18)	—
Other comprehensive income (loss):	1	—	(18)	—
Comprehensive loss	$(21,565)	$(20,403)	$(68,757)	$(53,992)
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances at June 30, 2022	68,273,932	$4	$485,212	$(310,781)	$(19)	$174,416
Shares issued in connection with:
Exercise of stock options	33,502	—	67	—	—	67
Vesting of restricted stock units	232,145	—	—	—	—	—
Employee stock purchase plan	35,378	—	109	—		109
Stock-based compensation	—	—	5,156	—	—	5,156
Other comprehensive gain	—	—	—	—	1	1
Net loss	—	—	—	(21,566)	—	(21,566)
Balances at September 30, 2022	68,574,957	$4	$490,544	$(332,347)	$(18)	$158,183

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances at June 30, 2021	67,043,537	$4	$457,308	$(225,473)	$—	$231,839
Shares issued in connection with:
Exercise of stock options	345,126	—	1,327	—	—	1,327
Vesting of restricted stock units	19,928	—	—	—	—	—
Employee stock purchase plan	47,648	—	1,487	—	—	1,487
Stock-based compensation	—	—	5,935	—	—	5,935
Net loss	—	—	—	(20,403)	—	(20,403)
Balances at September 30, 2021	67,456,239	$4	$466,057	$(245,876)	$—	$220,185

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2021	67,595,535	$4	$471,820	$(263,608)	$—	$208,216
Shares issued in connection with:
Exercise of stock options	296,169	—	833	—	—	833
Vesting of restricted stock units	532,529	—	—	—	—	—
Employee stock purchase plan	150,724	—	719	—	—	719
Stock-based compensation	—	—	17,172	—	—	17,172
Other comprehensive loss	—	—	—	—	(18)	(18)
Net loss	—	—	—	(68,739)	—	(68,739)
Balances at September 30, 2022	68,574,957	$4	$490,544	$(332,347)	$(18)	$158,183

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2020	64,486,246	$3	$436,662	$(191,884)	$—	$244,781
Shares issued in connection with:
Exercise of stock options	2,767,866	1	9,673	—	—	9,674
Vesting of restricted stock units	39,119	—	—	—	—	—
Employee stock purchase plan	163,008		3,644		—	3,644
Stock-based compensation	—	—	16,078	—	—	16,078
Net loss	—	—	—	(53,992)	—	(53,992)
Balances at September 30, 2021	67,456,239	$4	$466,057	$(245,876)	$—	$220,185
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(68,739)	$(53,992)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	6,580	3,957
Stock-based compensation	17,139	16,085
Amortization of operating lease right-of-use assets	2,328	1,602
Non-cash interest and other expense related to debt and note receivable agreements	48	51
Provision for excess and obsolete inventory	512	431
Loss on disposal and impairment of property and equipment	48	61
Other non-cash	227	—
Changes in operating assets and liabilities:
Trade accounts receivable	5,687	(11,773)
Inventory	(1,390)	(5,121)
Prepaid expenses, other current assets and other assets	1,956	(3,345)
Trade accounts payable	591	8,096
Deferred revenue	(5,149)	5,910
Accrued expenses and other current liabilities	3,523	806
Operating lease liabilities	(864)	(1,478)
Net cash used in operating activities	(37,503)	(38,710)
Cash flows from investing activities:
Purchase of property and equipment	(7,732)	(10,715)
Purchase of marketable securities	(18,793)	—
Proceeds from maturities of marketable securities	4,750	—
Net cash used in investing activities	(21,775)	(10,715)
Cash flows from financing activities:
Payment of debt issuance costs	—	(300)
Proceeds from issuance of common stock upon exercise of stock options	833	9,674
Proceeds from issuance of common stock under employee stock purchase plan	719	3,644
Net cash provided by financing activities	1,552	13,018
Net decrease in cash and cash equivalents and restricted cash	(57,726)	(36,407)
Cash and cash equivalents and restricted cash at beginning of period	178,366	233,678
Cash and cash equivalents and restricted cash at end of period	$120,640	$197,271
See accompanying notes to these condensed consolidated financial statements.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)The Company and Basis of Presentation
Description of Business
Berkeley Lights, Inc. (the “Company” or “Berkeley Lights”) is a leading Digital Cell Biology company focused on enabling and accelerating the rapid development and commercialization of biotherapeutics and other cell-based products. Berkeley Lights’ platform is a fully integrated, end-to-end solution, comprised of advanced automation systems, proprietary consumables, including the Company’s OptoSelect chips and reagent kits, and advanced application and workflow software.

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
Liquidity
The Company has experienced losses from its operations since its inception and has relied primarily on equity and debt financing to fund its operations to date. For the three and nine months ended September 30, 2022, the Company had a consolidated net loss of $21.6 million and $68.7 million, respectively, and as of September 30, 2022 had an accumulated deficit of $332.3 million. Cash, cash equivalents and marketable securities was $134.7 million at September 30, 2022. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash, cash equivalents and marketable securities balance as of September 30, 2022 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying consolidated financial statements.
Organizational and presentational changes
During the third quarter 2022, the Company made certain changes to its operating structure to align with its new business strategy. These changes included reorganizing the Company’s go-to-market efforts, the termination of approximately 12% of its workforce (see Note 12 to these condensed consolidated financial statements for additional information), and additional organizational changes.
As part of these changes, the Company’s “service center,” a team of scientists and engineers who perform services for both internal and external projects, is now part of the Company’s platform sales and support organization. The service center historically reported to the Company’s former Chief Product Officer.

As a result of these changes, the Company updated its classification of operating expenses as follows:

1.    Expenses related to the termination of employees during the third quarter discussed above are classified in “Restructuring” within Operating Expenses.

2.    The Company now discloses “Selling, general and administrative” expenses which includes expenses historically reported in “Sales and marketing” as well as “General and administrative” expenses. The Company has reclassified the prior period to conform to the current period presentation for this change.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3.    Expenses associated with the Company’s service center are no longer be classified as “Research and development” expenses, and instead are classified as “Selling, general and administrative” expenses on the Company’s condensed consolidated statements of operations as of the third quarter of 2022.

Service center expenses recorded in “Selling, general and administrative” during the three months ended September 30, 2022, were $4.7 million. Service center expenses recorded in “Research and development” during the six months ended June 30, 2022, were $9.7 million. Service center expenses recorded in “Research and development” during the three and nine months ended September 30, 2021, were $3.8 million and $7.8 million, respectively.
(2)Summary of Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission and have not materially changed during the nine months ended September 30, 2022, with the exception of the accounting policies as described further below.

Short-Term Marketable Securities
The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities with original maturities longer than three months are available to fund current operations and are classified as marketable securities within “current assets” on the Company’s condensed consolidated balance sheets. The Company records these securities at fair value and accounts for the net unrealized gains and losses related to them as part of “other comprehensive income (loss)” on its condensed consolidated statement of comprehensive loss. The Company records realized gains and losses on the sale of its marketable securities in “Other expense, net” in its condensed consolidated statement of operations.

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

Stock-Based Compensation
The Company maintains an incentive compensation plan under which stock options and restricted stock units (“RSUs”) are granted to employees, non-employee consultants and directors.

Stock-based compensation expense is calculated based on the grant date fair value of the award. The Company determines the fair value of RSUs based on the closing price of the Company’s common stock as reported by Nasdaq on the date of the grant.

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

For performance stock options and RSUs not initially assessed as probable of achievement, the Company records a cumulative adjustment to compensation expense in the period the Company changes its determination that a performance condition becomes probable of being achieved. The Company ceases recognition of compensation expense in any periods where the Company determines the attainment of a performance condition is no longer probable. If the performance goals are determined to be improbable, any previously recognized compensation expense is reversed.

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

The following table summarizes the amortized costs and carrying value of the Company’s available-for-sale marketable debt securities, by major security type, as of September 30, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$6,133	$—	$(5)	$6,128
U.S. agency securities	1,983	1	—	1,984
U.S. government securities	5,969	—	(6)	5,963
Total	$14,085	$1	$(11)	$14,075

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Unrealized losses on available-for-sale debt securities as of September 30, 2022 were not significant and were primarily market driven due to changes in interest rates, and not due to increased credit risk associated with specific securities. Accordingly, the Company did not record an allowance for credit losses on these short term investments as of September 30, 2022.
(4)Significant Risks and Uncertainties Including Business and Credit Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term available-for-sale debt securities and trade receivables. The Company’s cash, cash equivalents and short-term available-for-sale marketable securities are held by large, credit worthy financial

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
institutions. The Company invests its excess cash in money market funds and short-term available-for-sale debt securities with the primary objective of facilitating liquidity and capital preservation. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these financial institutions may exceed the amounts of insurance provided on such deposits. To date, the Company has not experienced any losses on its deposits of cash, cash equivalents and marketable securities.

The Company controls credit risk through credit approvals and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of expected credit losses in its existing trade accounts receivable. At each of September 30, 2022 and December 31, 2021, the Company had not recorded any material allowance for doubtful accounts.

For the three months ended September 30, 2022, two customers accounted for 26% and 10% of revenue. For the nine months ended September 30, 2022, one customer accounted for 19% of revenue. For the three months ended September 30, 2021, four customers accounted for 16%, 15%, 10% and 10%, of revenue. For the nine months ended September 30, 2021, three customers accounted for 21%, 15% and 10% of revenue.

As of September 30, 2022, two customers comprised 30% and 14% of accounts receivable. As of December 31, 2021, three customers accounted for 15%, 11% and 11% of accounts receivable.
(5)Revenue From Contracts With Customers
The Company’s revenue consists of both product revenue and service revenue, which is generated through the following revenue streams: (i) platform, (ii) recurring, and (iii) partnerships.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables provide an overview of the Company’s revenue streams and how the Company reports revenue in its consolidated statements of operations (in thousands):

Income Statement Classification	Product or Service sold	Revenue Stream

Product revenue	Sale of advanced automation systems (Beacon and Lightning systems, Culture Station)	Platform

	Software	Platform

	Fixed term sales-type lease arrangements with qualified customers	Platform

	Quarterly workflow subscriptions, annual or multi-year subscriptions arrangements (e.g. TechAccess)	Recurring

	Consumables and reagent kits (e.g. OptoSelect chips)	Recurring

Service revenue	Strategic partnerships, joint development and collaboration agreements where we provide services for development of new workflows, cells or organism types	Partnerships

	Application support, installation and training	Platform

	Fixed fee extended warranty and service programs	Recurring

The following tables provide information by revenue stream for the periods presented:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in thousands)	Product	Service	Total	Product	Service	Total
Platform	$11,646	$114	$11,760	$24,619	$971	$25,590
Recurring	4,300	2,724	7,024	10,569	7,827	18,396
Partnerships	—	2,614	2,614	—	16,768	16,768
Total revenue	$15,946	$5,452	$21,398	$35,188	$25,566	$60,754

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in thousands)	Product	Service	Total	Product	Service	Total
Platform	$13,702	$426	$14,128	$35,005	$1,628	$36,633
Recurring	3,002	1,731	4,733	8,253	4,820	13,073
Partnerships	—	5,463	5,463	—	12,496	12,496
Total revenue	$16,704	$7,620	$24,324	$43,258	$18,944	$62,202

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

As of September 30, 2022, the aggregate amount of remaining performance obligations that are unsatisfied or partially unsatisfied related to customer contracts in excess of one year was $4.3 million, which, to the extent invoiced, is included in deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 44% is expected to be recognized as revenue in the next 12 months, with the remainder recognized afterwards.
Contract Balances
The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	September 30, 2022	December 31, 2021
Trade accounts receivable	$20,255	$25,942
Contract assets, which are included in “Prepaid expenses and other current assets”	$1,302	$1,736
Contract assets, long-term, which are included in “Other assets”	$681	$1,070
Deferred revenue (current)	$7,733	$12,128
Deferred revenue (non-current)	$1,433	$2,187

The contract liabilities of $9.2 million and $14.3 million as of September 30, 2022 and December 31, 2021, respectively, consisted of deferred revenue related to extended warranty service agreements, strategic partnerships and services agreements and advanced automation systems arrangements. Revenue recorded during the three and nine months ended September 30, 2022 included $1.3 million and $11.2 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2021.
Sales-type Lease Arrangements
The Company also enters into sales-type lease arrangements with certain qualified customers. Revenue related to lease elements from sales-type leases is presented as product revenue and was none for the three and nine months ended September 30, 2022, respectively, and was none and $2.7 million for the three and nine months ended September 30, 2021, respectively.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the future maturity of the Company’s fixed-term customer leases and reconciles the undiscounted cash flows from the amounts due from customers under such arrangements as of September 30, 2022 (in thousands):

Year ending December 31,	Sales-Type Leases
Remainder of 2022	$1,101
2023	445
2024	445
2025	407
Total undiscounted cash flows	2,398
Less: unearned income	327
Total amounts due from customers (1)	$2,071
(1) Of the 2.1 million, $0.3 million is recorded in trade accounts receivable, with the remaining balance recorded in contract assets.

(6)Balance Sheet Accounts
Inventory
The following table shows the components of inventory (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$11,431	$8,296
Finished goods	4,275	6,251
Total	$15,706	$14,547

Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	September 30, 2022	December 31, 2021
Contract asset	$1,302	$1,736
Vendor deposits	2,528	2,802
Deferred costs	558	561
Prepaid insurance	2,414	2,944
Other (1)	3,483	3,942
Total	$10,285	$11,985
(1) Other includes primarily prepaid rent expenses, software licenses and prepaid VAT.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued expenses and other current liabilities
The following table shows the components of accrued expenses and other current liabilities (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and employee related expenses	$7,342	$6,757
Lease liability – short-term	3,238	2,941
Accrued product warranty	766	1,085
Accrued legal expenses	3,473	504
Other (1)	1,424	1,138
Total	$16,243	$12,425
(1) Other includes accrued income taxes, sales taxes, accrued royalties and other miscellaneous accruals.
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

The fair value of the Company’s assets and liabilities, including cash equivalents and marketable debt securities, are measured at fair value on a recurring basis. As of September 30, 2022 the Company held investments in securities classified as cash equivalents. The carrying amounts of the Company’s cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 approximate fair value due to their relatively short maturities.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$3,072	$3,072	$—	$—
Commercial paper	37,435	—	37,435	—
U.S. agency securities	4,979	—	4,979	—
U.S. government securities	10,979	—	10,979	—
Total cash equivalents	56,465	3,072	53,393	—

Debt securities, available for sale:
Commercial paper	6,128	—	6,128	—
U.S. agency securities	1,984	—	1,984	—
U.S. government securities	5,963	—	5,963	—
Total debt securities, available for sale	14,075	—	14,075	—
Total assets measured at fair value	$70,540	$3,072	$67,468	$—

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$25,138	$25,138	$—	$—
Total cash equivalents	$25,138	$25,138	$—	$—

The carrying values and fair values of the Company’s financial instruments not measured at fair value were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$19,810	$19,279	$19,762	$19,298

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
(8)Property and Equipment, net
Property and equipment, net comprised the following (in thousands):

	September 30, 2022	December 31, 2021
Equipment, tooling and molds	$38,897	$33,972
Computer software and equipment	2,733	3,019
Furniture, fixtures and other	2,020	1,891
Leasehold improvements	10,828	6,105
Construction in process	809	4,803
Total property and equipment	55,287	49,790
Less: Accumulated depreciation	(27,583)	(21,798)
Property and equipment, net	$27,704	$27,992

Total depreciation expense for the three and nine months ended September 30, 2022 was $2.2 million and $6.6 million, respectively. Total depreciation expense for three and nine months ended September 30, 2021 was $1.3 million and $4.0 million, respectively.

During the three and nine months ended September 30, 2022 and 2021 losses on the impairment and disposal of property and equipment were not material.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(9)Leases
The Company leases office, manufacturing, distribution and laboratory facilities in Emeryville, California under multiple operating leases. During the third quarter of 2021, the Company extended the term for its leases related to the facilities in Emeryville to 2029. Also, during the third quarter of 2021, the Company entered into a seven year lease of space for office and laboratory operations in Lexington, Massachusetts.
The Company also leases two facilities in Shanghai, China for office and laboratory facilities under operating lease agreements that were entered into in July 2020. These leases expire at various dates, the latest of which is August 2023.

Future payments associated with the Company’s operating lease liabilities as of September 30, 2022 are as follows (in thousands):

Operating leases
Undiscounted lease payments for the year ending December 31,
Remainder of 2022	$1,089
2023	4,418
2024	4,507
2025	4,524
2026	4,621
Thereafter	12,223
Total undiscounted lease payments	31,382
Less: implied interest	(4,518)
Less: tenant improvement allowances receivable	(65)
Present value of operating lease payments	26,799
Less: current portion (1)	(3,238)
Total long-term operating lease liabilities	$23,561
(1) Included in the balance sheet caption “Accrued expenses and other current liabilities.”

Rent expense for the three and nine months ended September 30, 2022 was $1.1 million and $3.3 million, respectively. Rent expense for the three and nine months ended September 30, 2021 was $1.0 million and $2.7 million, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.8 million and $2.3 million for the three and nine months ended September 30, 2022, respectively, including non-lease components such as common area maintenance fees. Variable lease payments for operating leases were $0.6 million and $1.7 million for the three and nine months ended September 30, 2021, respectively, including non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Right-of-use assets obtained for new operating lease liabilities	$386	$3,348
Right-of-use assets obtained for new operating lease liabilities - Modification of existing leases	$—	$8,320
Cash paid for amounts included in the measurement of lease liabilities	$1,760	$2,628

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following summarizes additional information related to operating leases:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	6.72	7.51
Weighted-average discount rate	4.67%	4.67%

The Company also enters into leasing transactions in which the Company is the lessor, which to date have been classified as sales-type leases. See Note 5 to these condensed consolidated financial statements for the related lease disclosures.

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

Furthermore, the Agreement also provided the Company with a new $10.0 million revolving credit (the “Revolving Line”), which bears interest on the outstanding daily balance thereof of 0.70% above the Prime Rate (as defined in the Agreement). No amounts were outstanding under the Revolving Line as of September 30, 2022.

The Agreement contains certain financial and non-financial covenants. As of September 30, 2022, the Company was in compliance with the terms and covenants of the Agreement.

The following is a schedule of payments due on notes payable as of September 30, 2022 (in thousands):

September 30, 2022
Year Ending December 31:
Remainder of 2022	$213
2023	6,617
2024	10,406
2025	4,210
Total payments due	21,446
Less:
Interest payments, loan discounts and financing costs	(1,636)
Current portion, less loan discounts and financing costs	(2,483)
Notes payable, net of current portion	$17,327

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Total interest cost incurred for the three and nine months ended September 30, 2022 was $0.2 million and $0.7 million, respectively. Total interest cost incurred for the three and nine months ended September 30, 2021 was $0.2 million and $0.9 million, respectively.

(11)Stock Compensation Plans
Stock-based compensation
Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of sales	$119	$85	$238	$190
Research and development	1,264	1,508	5,137	4,168
Selling, general and administrative	3,798	4,369	11,764	11,727
Total stock-based compensation	$5,181	$5,962	$17,139	$16,085

Stock-based compensation capitalized in inventory was not material as of September 30, 2022 and December 31, 2021.
Option Repricing
On May 19, 2022, the Company’s Board of Directors elected to reprice all outstanding stock options granted to non-executive employees of the Company under the Berkeley Lights, Inc. 2020 Incentive Plan with a strike price above the closing price of the Company’s common stock as reported by Nasdaq as of May 19, 2022. The new strike price for these repriced stock options is $4.91, which was the May 19, 2022 closing price. There were no other modifications to these options, including vesting schedules. Options representing 763,307 underlying shares were included in this repricing and the total incremental expense associated with the modification of these options was $1.5 million, of which $0.5 million was recorded in the second quarter of 2022 with the remaining to be recognized through February 22, 2026.

In addition, non-executive employees of the Company with outstanding options granted under the Berkeley Lights 2011 Equity Incentive Plan with a strike price above the closing price of the Company’s common stock as reported on Nasdaq as of May 19, 2022 were granted an RSU for every two stock options held with a strike price above the closing price as of May 19, 2022. These RSUs were granted on June 1, 2022 and vest in full on June 1, 2024, subject to the employee’s continued service. An aggregate total of 353,625 RSUs were granted to such employees resulting in $1.5 million of compensation expense, of which approximately $55 thousand was recorded in the second quarter of 2022 with the remaining to be recognized through June 1, 2024.

CEO Equity Grants
On March 10, 2022, the Company granted its newly appointed Chief Executive Officer 1,017,177 RSUs, 339,059 time-based stock options and 678,118 performance-based stock options (“PSOs”). The RSUs and time-based stock options vest quarterly over 3 years and the time-based stock options have a 10 year term.

The PSOs have a 7-year performance period, a 10-year term and vest based upon the achievement of certain market conditions and a continued service-based requirement. Market condition-related vesting is triggered based on the Company’s stock price reaching certain goals that range from two to 20 times the Company share price on the date of grant.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Although no PSOs will vest until a market condition is satisfied, as of March 31, 2022, the Company began recording stock-based compensation expense for each vesting tranche of the PSOs based on the estimated achievement date of the specified stock price target. The valuation and probability of achievement for each tranche is determined using a Monte Carlo simulation. The same Monte Carlo simulation is used as the basis for determining the expected achievement date. As the probability of achievement is factored in as part of the Monte Carlo simulation, the expense for these tranches will be recognized concurrently over each tranche’s estimated achievement date even if some or all of the PSOs never vest. If the related market condition for a tranche is achieved earlier than expected, all unamortized expense for such tranche will be recognized immediately. As of September 30, 2022, none of the PSOs had vested.
(12)Restructuring
On July 21, 2022, to improve efficiency and manage operating expenses, the Company terminated the employment of approximately 12% of total full-time employees. The Company incurred $1.1 million of employee severance and termination-related restructuring costs associated with this activity during the third quarter of 2022, and any additional costs associated with this reorganization will be recorded as restructuring expense when they are incurred.
Changes in the Company’s restructuring liability are set forth in the table below (in thousands):

Employee severance and termination
Restructuring liability as of June 30, 2022	$—
Restructuring charges	1,058
Cash paid	(748)
Restructuring liability as of September 30, 2022	$310
Restructuring liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.
(13)Income Taxes
The Company’s provision for income taxes was $22,000 and $46,000, respectively, for the three and nine months ended September 30, 2022 and $54,000 and $97,000, respectively, for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2022 and 2021, income from operations before taxes consisted of amounts related to U.S. operations and the Company’s foreign operations. The Company maintains a full valuation allowance on its deferred tax assets, and intends to do so until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(14)Statements of Cash Flows
The supplemental cash flow information consists of the following (in thousands):

	Nine months ended September 30,
	2022	2021
Cash paid for interest	$422	$828
Cash paid for income taxes	$10	$3

Non-cash investing and financing activities
Property and equipment transferred to inventory	$249	$—
Inventory transferred to property and equipment (1)	$—	$2,830
Change in accounts payable and accrued liabilities related to purchases of property and equipment	$(868)	$1,238
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
(15)Commitments and Contingencies
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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

In January 2022, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued a decision instituting IPR on U.S. Patent No. 10,087,408 and a decision denying IPR on U.S. Patent No. 10,421,936. In February 2022, the PTAB issued a decision denying IPR on U.S. Patent No. 10,739,270. In May 2022, UBC filed a Patent Owner’s Response (“POR”) in the IPR of U.S. Patent No. 10,087,408, and in September 2022, the Company filed a Reply to the POR. Also in May 2022, AbCellera and UBC filed a motion in the United States District Court for the Northern District of California to lift the stay of the consolidated AbCellera I, AbCellera II, and AbCellera III lawsuits, citing lack of institution of the IPRs of U.S. Patent Nos. 10,421,936 and 10,739,270. In August 2022, the court denied AbCellera’s and UBC’s motion to lift the stay.

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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Securities Class Action
In December 2021, Victor J. Ng filed a securities class action complaint (the “Securities Class Action”), which was amended on July 25, 2022. The Securities Class Action is on behalf of all persons who purchased or otherwise acquired: (a) Berkeley Lights common stock pursuant and/or traceable to certain July 2020 Initial Public Offering (“IPO”) offering documents and/or (b) securities of Berkeley Lights between July 17, 2020 and January 5, 2022, inclusive. The complaint alleges claims under §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as well as §§11, 12(a)(2) and 15 of the Securities Act of 1933. It names as defendants the Company, certain of the Company’s current and former senior executives and directors, the underwriter firms that sponsored the Company’s July 2020 IPO, and three firms that invested in the Company. The Company believes that the assertions in the Securities Class Action are without merit and intends to defend itself vigorously. Outcomes in litigation can be uncertain and it is possible a court may disagree with the Company’s positions. An adverse determination in the Securities Class Action could subject the Company to significant liabilities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
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
No provision has been made for litigation because the Company believes that it is not probable that a liability has been incurred as of September 30, 2022.
Product Warranty
The Company provides a 13-month assurance-type warranty, generally beginning on the shipment date, on its platforms and chip consumables. The table below represents the activity in the product warranty accrual included in accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$752	$1,190	$1,085	$1,271
Adjustments to existing warranties	23	(46)	(407)	(412)
Provision for new warranties	226	354	568	971
Settlement of pre-existing warranties	(235)	(209)	(480)	(541)
Balance, end of period	$766	$1,289	$766	$1,289
(16)Net Loss Attributable to Common Stockholders Per Share
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards and unvested restricted stock units. Awards granted with performance conditions are

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders, basic and diluted	$(21,566)	$(20,403)	$(68,739)	$(53,992)
Denominator
Weighted-average shares used to compute net income per share, basic and diluted	68,384,115	67,213,282	68,024,937	66,428,303
Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.30)	$(1.01)	$(0.81)

Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented as they had an anti-dilutive effect:

	September 30,
	2022	2021
Options to purchase common stock	8,105,378	7,080,020
Restricted stock units	4,723,138	520,494
Total	12,828,516	7,600,514

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

Berkeley Lights, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
North America	$9,315	$11,134	$32,900	$27,370
Asia Pacific (1)	8,135	9,797	20,371	27,496
Europe	3,948	3,393	7,483	7,336
	$21,398	$24,324	$60,754	$62,202
(1) Asia Pacific includes Australia.

As of September 30, 2022 and December 31, 2021, substantially all of the Company’s long-lived assets were located in the United States.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of forward-looking statements include, among others: our strategy to transform from a technology platform company to a diverse life sciences tools and services company; our expectations regarding the timing and strategies we plan to employ to achieve our goal of generating positive operating cash flow by early 2025; our expectations regarding anticipated returns on investment through increased focus and rigor on development initiatives; our strategy, plans and timing for acquisitions, growth, product development and expansion, including our strategy to deliver consistent commercial execution through a new sales structure and enhanced product portfolio and pricing strategy; and other expectations, outlooks and forecasts on our future business, operational and financial performance.

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

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 (the “Annual Report”). Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” of our Annual Report, Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC.

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

Our commercial workflows, each of which are distinct offerings, are made up of four modules we call Import, Culture, Assay and Export. From the initial launch of our platform through September 30, 2022, we have commercially launched ten workflows.

During 2022, we validated the unique capability on our platform to select and retrieve high-value stable producer cell lines that can improve the cost and therapeutically relevant yields for manufacturing Adeno-associated virus (“AAV”)-based gene therapies, which we believe represents a significant return on investment opportunity in the near term. As such, we intend to dedicate a significant number of our resources towards development of this workflow in the remainder of 2022 and in 2023.

Since our inception in 2011, we have incurred net losses in each year. Our net losses were $21.6 million and $20.4 million for the three months ended September 30, 2022 and 2021, respectively and $68.7 million and $54.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $332.3 million and cash, cash equivalents and marketable securities totaling $134.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Certain of our financial results and other key operational developments include the following:

•Total revenue for the three and nine months ended September 30, 2022 was $21.4 million and $60.8 million, respectively, compared to $24.3 million and $62.2 million for the same periods in 2021, respectively.

•Gross profit in absolute dollars slightly decreased during the three months ended September 30, 2022 compared to the same period in 2021. Gross margin increased to 70% during the three months ended

September 30, 2022 compared to 63% in the same period in 2021. Gross profit increased in absolute dollars during the nine months ended September 30, 2022 compared to the same period in 2021. Gross margin for the nine months ended September 30, 2022 increased to 69% compared to 65% for the nine months ended September 30, 2021.

Strategy

In August 2022, we updated our company-wide strategy around five key pillars:

1.    Generate positive operating cash flow by early 2025.

2.    Prioritize research and development’s return on investment through increased focus and rigor on development initiatives.

3.    Deliver consistent commercial execution through a new sales structure and enhanced product portfolio and pricing strategy.

4.    Build a world-class life sciences leadership team with a proven track record in profitably scaling life sciences tools companies.

5.    Evaluate merger and acquisition opportunities that will help us accelerate profitable growth and leverage our current cost structure.

By focusing on these five pillars, we believe we can transform Berkeley Lights from a technology platform company to a diverse life sciences tools and services company.
Recent Trends

In the second half of 2022, certain of our strategic partnership and services engagements have ended. Coupled with our focus on the AAV opportunity discussed above, we expect revenue from strategic partnership and services agreements to decline in the near term. For additional information, see “Risk Factors—Our revenue under our customer sales engagements, program and service agreements and strategic partnerships and services for any particular period can be difficult to forecast.” in Part II, Item 1A in this Quarterly Report on Form 10-Q.
In addition, there are multiple broad based factors impacting our business:
1.The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures, including temporary closures of businesses, quarantines and shelter in place orders.
2.Global and domestic supply chains and the timely availability of raw materials and products have been and may continue to be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic.
3.Macroeconomic factors including the war between Ukraine and Russia as well as political instability in the United States, the United Kingdom and elsewhere, has resulted in unfavorable global economic conditions including increased inflation and interest rates and may lead to a recession.

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

The ultimate impact of COVID-19 and unfavorable economic conditions on our operations and financial performance in future periods remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory, and duration of the pandemic as well as the magnitude of any potential recession and related government actions to prevent and manage these issues, all of which are uncertain and cannot be predicted. While the overall impact of these matters is impossible to measure, they have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and, ultimately our business and operations. Refer to Part I, Item 1A of our Annual Report and Part II, Item 1A in this Quarterly Report on Form 10-Q under the heading “Risk Factors” for more information.
Results of operations
Comparison of the three and nine months ended September 30, 2022 and 2021
Revenue

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Platform	$11,760	$14,128	$(2,368)	(17)%	$25,590	$36,633	$(11,043)	(30)%
Recurring	7,024	4,733	2,291	48%	18,396	13,073	5,323	41%
Partnerships	2,614	5,463	(2,849)	(52)%	16,768	12,496	4,272	34%
Total revenue	$21,398	$24,324	$(2,926)	(12)%	$60,754	$62,202	$(1,448)	(2)%

See Note 5 to our condensed consolidated financial statements for additional information regarding how our product and service revenue is generated through our platform, recurring and partnerships revenue streams.

Platform revenue decreased by $2.4 million, or 17%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. During the three months ended September 30, 2022 we placed eight platforms, compared to thirteen platforms placed during the three months ended September 30, 2021.

Recurring revenue increased by $2.3 million, or 48%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily driven by an increase of $1.2 million in consumables revenue, a $1.0 million increase in extended warranty arrangements and an increase of $0.1 million in subscription arrangements.

Partnerships revenue decreased by $2.8 million, or 52%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This decrease is primarily due to our active collaboration agreement with Ginkgo Bioworks, Inc. (“Ginkgo”) winding down prior to the anticipated contract end date during the third quarter of 2022. We determined we would be unable to reach an agreement with Ginkgo on potential changes to such agreement partly due to the limited margin benefit of the existing agreement to us.

Platform revenue decreased by $11.0 million, or 30%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. During the nine months ended September 30, 2022 we placed seventeen platforms, compared to thirty platforms placed during the nine months ended September 30, 2021.

Recurring revenue increased by $5.3 million, or 41%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily driven by an increase of $2.0 million in consumables revenue, a $3.0 million increase in extended warranty arrangements and an increase of $0.3 million in subscription arrangements.

Partnerships revenue increased by $4.3 million, or 34%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to higher revenue from our strategic partnerships and services agreements signed in 2021, partially offset by the winding down of the active collaboration agreement with Ginkgo discussed above.
Cost of sales, gross profit and gross margin

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Cost of sales	$6,373	$8,911	$(2,538)	(28%)	$18,976	$21,610	$(2,634)	(12%)
Gross profit	$15,025	$15,413	$(388)	(3%)	$41,778	$40,592	$1,186	3%
Gross margin	70%	63%			69%	65%

Cost of sales for the three and nine months ended September 30, 2022 decreased by $2.5 million and $2.6 million, respectively, compared to the corresponding periods in 2021 and was primarily due to the decline in revenue and the changes in gross margin disclosed below.

Gross margin for both the three and nine months ended September 30, 2022 increased compared to the corresponding periods in 2021 due to the winding down of the active collaboration agreement with Ginkgo during the third quarter of 2022. We determined that we would be unable to reach an agreement with Ginkgo partly due to such agreement’s limited margin benefit to us and our stated preference for prioritizing higher value projects that support our margin and profitability goals.
Operating Expenses
Organizational and presentational changes
During the third quarter of 2022, we made certain changes to our operating structure to align with our new business strategy. These changes included reorganizing our go-to-market efforts, the termination of approximately 12% of our workforce (see Note 12 to our condensed consolidated financial statements for additional information), and additional organizational changes.
As part of these changes, our “service center,” a team of scientists and engineers who perform services for both our internal and external projects, is now part of our platform sales and support organization. The service center historically reported to our former Chief Product Officer.

As a result of these changes, we have updated our classification of operating expenses as follows:

1.    Expenses related to the termination of employees during the third quarter discussed above are classified in “Restructuring” within Operating Expenses.

2.    We now disclose “Selling, general and administrative” expenses which includes expenses historically reported in “Sales and marketing” as well as “General and administrative” expenses. We have reclassified the prior period to conform to the current period presentation for this change.

3.    Expenses associated with our service center are no longer classified as “Research and development” expenses, and are instead classified as “Selling, general and administrative” expenses on our condensed consolidated statements of operations as of the third quarter of 2022.

Service center expenses recorded in “Selling, general and administrative” during the three months ended September 30, 2022, were $4.7 million. Service center expenses recorded in “Research and development” during the six months ended June 30, 2022, were $9.7 million. Service center expenses recorded in “Research and development” during the three and nine months ended September 30, 2021, were $3.8 million and $7.8 million, respectively.

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Research and development	$8,978	$16,195	$(7,217)	(45%)	$44,729	$42,757	$1,972	5%
Selling, general and administrative	26,525	19,198	7,327	38%	64,347	50,813	13,534	27%
Restructuring	1,058	—	$1,058	100%	$1,058	$—	$1,058	100%
Total operating expenses	$36,561	$35,393	$1,168	3%	$110,134	$93,570	$16,564	18%

Operating expenses increased by $1.2 million, or 3%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase is primarily due to restructuring expenses incurred in connection with the termination of approximately 12% of our workforce during the third quarter of 2022, partially offset by cost reductions in research and development, which are partially attributable to the restructuring activities in the quarter.
Operating expenses increased by $16.6 million, or 18%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due higher personnel costs, including stock-based compensation, due to higher average headcount, higher depreciation expense and increased costs to support our operations.
Research and development expense decreased by $7.2 million, or 45%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This decrease reflects the impact of the $4.7 million reclassification of the service center expenses discussed above. In addition, research and development expense decreased during the period due to the impact of the 12% workforce reduction discussed above and lowered spend due to our strategy to prioritize research and development return on investment through increased focus and rigor on development initiatives.

Research and development expense increased by $2.0 million, or 5%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to increased costs during the first half of the year, partially offset by the cost reductions that occurred in the third quarter of 2022 described above. Research and development expense for the nine months ended September 30, 2022 reflect the impact of the $4.7 million reclassification of the service center expenses discussed above.

Selling, general and administrative expense increased by $7.3 million, or 38%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase reflects the impact of the $4.7 million reclassification of the service center expenses discussed above. In addition, selling, general and administrative costs increased due to higher personnel expenses, increased legal fees and increased costs to support our operations.

Selling, general and administrative expense increased by $13.5 million or 27%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This increase reflects the impact of the $4.7 million reclassification of the service center expenses discussed above. In addition, selling, general and administrative costs increased due to an increase in personnel expenses and other costs to support our operations.
Interest expense

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Interest expense	$229	$232	$(3)	(1%)	$680	$942	$(262)	(28%)

Interest expense was flat for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Interest expense decreased by $0.3 million during the nine months ended September 30, 2022 compared to the corresponding period in 2021, as a result of refinancing our loan from East West Bank on June 30, 2021, which now carries a lower interest rate.

Interest income

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Interest income	$465	$33	$432	1309%	$552	$142	$410	289%

Interest income increased by $0.4 million during each of the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021. These increases are primarily the result of higher yields received on our cash management program.

Other expense, net

	Three months ended September 30,		Three month change		Nine months ended September 30,		Nine month change
(in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Other expense, net	$(244)	$(170)	$(74)	(44%)	$(209)	$(117)	$(92)	(79%)

Other expense, net for the three and nine months ended September 30, 2022 and 2021 was mainly comprised of foreign exchange gains and losses and other miscellaneous income and expense items.
Components of results of operations
Revenue
Our revenue consists of platform, recurring and partnerships revenue. Platform revenue consists of the sale of advanced automation systems (including the Beacon, Lightning and Culture Station), associated software, fixed-term sales-type lease arrangements with qualified customers, as well as application support, installation and training. Recurring revenue includes quarterly workflow subscriptions, annual or multi-year subscriptions arrangements (e.g. TechAccess), and fixed fee extended warranty and service programs. Partnerships revenue consists of strategic partnerships, as well as joint development and collaboration agreements where we provide services for the development of new workflows, cells or organism types. See Note 5 to our condensed consolidated financial statements for additional information regarding how our product and service revenue is generated through our platform, recurring and partnerships revenue streams.
Cost of sales, gross profit and gross margin
Cost of sales. Cost of sales includes manufacturing related costs incurred in the production process, including personnel and related costs, costs of component materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities and information technology. Also included in cost of sales are the personnel and related costs associated with our services, expenses related to the development of customized platforms and workflows, feasibility studies on our platforms and service and warranty costs to support our customers. We also include the costs associated with the standard assurance-type product warranty provided on our platforms, which are recorded at the time of sale.

Gross profit and gross margin. Gross profit is calculated as revenue less cost of sales. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including: market conditions that may impact our pricing; sales mix among platform access options, including the regional mix of sales; sales mix changes among consumables, advanced automation systems and services; product mix changes between established products and new products; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume; and product warranty obligations. We expect cost of sales to increase in absolute dollars in future periods as our revenue grows.
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

Selling, general and administrative. Our selling, general and administrative expenses primarily consist of costs related to the selling and marketing of our products and services and costs associated with our executive, finance, accounting, legal, human resources and administrative functions. These costs include salaries, benefits, sales commissions and stock-based compensation for our employees, as well as advertising and marketing costs and professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated overhead expenses. We expect these expenses to vary from period to period as a percentage of revenue.

Restructuring. Our restructuring expense consists of one-time cash severance benefits associated with the termination of certain employees during the third quarter of 2022 (see Note 12 to our condensed consolidated financial statements for additional information).
Other income (expense)
Interest expense. Interest expense consists primarily of interest related to borrowings under our debt obligations.

Interest income. Interest income primarily consists of interest earned on our cash, cash equivalents and short-term available-for-sale debt securities.

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
Liquidity and capital resources
As of September 30, 2022, we had approximately $134.7 million in cash and cash equivalents and marketable securities which were primarily held in U.S. short-term bank deposit accounts and other investment grade short-term available-for-sale debt securities. Restricted cash at December 31, 2021 of $0.3 million served as collateral for our corporate credit card program. This amount is no longer restricted as of September 30, 2022. We have generated negative cash flows from operations since inception through September 30, 2022.

We expect to incur additional operating losses in the foreseeable future as we continue to invest in the research and development of our product offerings, commercialize and launch platforms, and expand into new markets. Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new facilities as well as our manufacturing operations, the expansion of sales and marketing and the introduction of new products. Our future capital needs may also depend upon the impacts of the COVID-19 pandemic and other factors affecting the macroeconomic environment. We have and may in the future enter into arrangements to acquire or invest in businesses, services and technologies, and any such acquisitions or investments could significantly increase our capital needs.

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

Furthermore, the Agreement also provided the Company with a new $10.0 million revolving credit line (the “Revolving Line”), which bears interest on the outstanding daily balance thereof of 0.70% above the Prime Rate (as defined in the Agreement). No amount was outstanding under the Revolving Line as of September 30, 2022.

We were in compliance with all covenants under the Agreement as of September 30, 2022.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(37,503)	$(38,710)
Investing activities	(21,775)	(10,715)
Financing activities	1,552	13,018
Net decrease in cash and cash equivalents and restricted cash	$(57,726)	$(36,407)

Operating activities

Net cash used in operating activities of $37.5 million for the nine months ended September 30, 2022 was attributable to a net loss of $68.7 million, partially offset by non-cash adjustments of $26.9 million, mainly consisting of stock-based compensation and depreciation expense, and a net cash inflow from changes in our operating assets and liabilities of $4.4 million, primarily due to a decrease in our accounts receivable, partially offset by an decrease in deferred revenue.

Net cash used in operating activities of $38.7 million for the nine months ended September 30, 2021 was attributable to a net loss of $54.0 million and cash outflows from changes in our net operating assets and liabilities of $6.9 million, partially offset by $22.2 million of non-cash charges, primarily related to stock-based compensation and depreciation expense. Cash outflow from our net operating assets and liabilities was primarily due to an increase in inventories and accounts receivable, partially offset by an increase in deferred revenue and accounts payable.

Investing activities

Net cash used in investing activities of $21.8 million during the nine months ended September 30, 2022 was primarily attributable to the net purchase of $14.0 million of available-for-sale marketable securities during the third quarter of 2022 and $7.7 million of purchases of property, plant and equipment.

Capital expenditures for the first nine months of 2022 include the expansion of our BioFoundry laboratory operations to support current and planned programs as well as leasehold improvements related to our new offices in Boston, Massachusetts.

Net cash used in investing activities was $10.7 million for the nine months ended September 30, 2021 and related to capital expenditures for the expansion of our BioFoundry laboratory. Capital expenditures for the nine months ended September 30, 2021 exclude a $2.8 million non-cash transfer of Beacons that were purchased into inventory and later transferred to property and equipment. As a result of the growth of our BioFoundry operations, including growth in the number of Beacons used to fulfill strategic partnerships and services agreements, beginning in the third quarter of 2021, Beacons that at inception are planned to be used in our BioFoundry operations are categorized as “Purchase of property and equipment.”
Financing activities
Net cash provided by financing activities was $1.6 million during the nine months ended September 30, 2022, compared to $13.0 million for the nine months ended September 30, 2021. Net cash provided by financing activities during the nine months ended September 30, 2022 and 2021 primarily related to proceeds received from the issuance of common stock upon exercise of stock options as well as proceeds received related to the issuance of common stock under our employee stock purchase plan.
Concentration of credit risk
Most of the Company’s customers are located in the United States and Asia Pacific. For the three months ended September 30, 2022, two customers accounted for 26% and 10% of revenue. For the nine months ended September 30, 2022, one customer accounted for 19% of revenue. For the three months ended September 30, 2021, four customers accounted for 16%, 15%, 10% and 10% of revenue. For the nine months ended September 30, 2021, three customers accounted for 21%, 15% and 10% of revenue.
As of September 30, 2022, two customers comprised 30% and 14% of accounts receivable. As of December 31, 2021, three customers accounted for 15%, 11% and 11% of accounts receivable.

Contractual obligations and commitments
There have been no material changes to our contractual obligations as of September 30, 2022, as compared to those disclosed in the Annual Report, with the exception of purchase obligations. Purchase obligations decreased from $43.6 million as of December 31, 2021 to $38.4 million as of September 30. 2022.
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
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report with the following exceptions.
Stock-Based Compensation
We maintain an incentive compensation plan under which stock options and restricted stock units (“RSU”) are granted to employees, non-employee consultants and directors.

Stock-based compensation expense is calculated based on the grant date fair value of the award. We determine the fair value of RSUs based on the closing price of our common stock as reported by Nasdaq on the date of the grant.
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
For performance stock options and RSUs not initially assessed as probable of achievement, we record a cumulative adjustment to compensation expense in the period we change our determination that a performance condition becomes probable of being achieved. We cease recognition of compensation expense in any periods where we determine the attainment of a performance condition is no longer probable. If the performance goals are determined to be improbable, any previously recognized compensation expense is reversed.
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

Bank deposit, money market and marketable securities exposure. As of September 30, 2022, we had cash and cash equivalents and available-for-sale marketable debt securities, of $134.7 million, which consisted primarily of money market funds, bank deposits and debt instruments of high quality corporate issuers and the U.S. government. The primary objective of our investments is facilitating liquidity and capital preservation. None of our investments are held for trading purposes. These short-term investments generate interest income at rates typically between 1% and 4%. A hypothetical 100 basis point decrease in interest rates would have no material effect on our interest income and financial results.
Foreign currency risk
Through September 30, 2022, we did not generate any revenue denominated in foreign currencies. While we incur certain expenses in foreign currencies, especially related to our foreign offices, the impact of changes in exchange rates has been immaterial as of September 30, 2022 for these expenses. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022.
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

Part II. OTHER INFORMATION.
Item 1.    Legal Proceedings.
See Note 15 to our condensed consolidated financial statements for legal proceedings and related matters.
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
Because of the complexities and long sales cycles inherent in our business, including, in particular, certain customer feasibility study agreements and collaboration and development agreements, it is difficult to predict the timing of a customer’s purchase of our system and the performance and completion of milestones under our customer and collaboration agreements. As a result, our revenue for any particular period can be difficult to forecast, especially in light of the challenging and inconsistent global macroeconomic environment and related market uncertainty. Our revenue may grow at a slower rate than in past periods or even decline on a year-over-year basis. For example, in the third quarter of 2022, our active collaboration agreement with Ginkgo wound down prior to the anticipated contract end date, as the negotiations regarding potential changes to such agreement failed. In some cases, the timing and likelihood of payments to us under agreements with customers is dependent on our customers’ successful utilization of our products and workflows, which is outside of our control. In the near term, we expect revenue from our strategic partnerships and services engagements to decline; more generally, our operating results could vary materially from quarter to quarter from our forecasts due to the foregoing uncertainties.
We may face risks in connection with past, existing and future collaborations with respect to the development, manufacture and commercialization of our products and workflows.

We face a number of risks in connection with our past, current and future collaborations and partnerships. Our partnerships and collaboration agreements are subject to termination under various circumstances. For example, in the third quarter of 2022, our active collaboration agreement with Ginkgo wound down prior to the anticipated contract end date, as negotiations regarding potential changes to such agreement failed. Our partners and collaborators may change the focus of their development efforts or may have insufficient resources to effectively assist in the development of our products or workflows. Any future partnerships or collaboration agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in collaboration with third parties. Further, disagreements with partners or collaborators might cause delays, might result in litigation or arbitration, or might result in termination of the research, development or commercialization of our products and workflows. Any such disagreements would divert management attention and resources and be time-consuming and costly.
Misconduct, non-compliance with laws, regulations, contractual arrangements and internal policies and unauthorized actions taken purportedly on our behalf by our employees, consultants, distributors, commercial partners, agents and vendors or other third-parties exposes us to risk.

We are exposed to the risk of fraud, misconduct or unauthorized conduct by our employees, consultants, distributors, commercial partners, agents and vendors or other third-parties. Misconduct or fraudulent acts by these parties could include intentional failures to comply with the applicable laws and regulations in the United States and abroad, including but not limited to reporting financial information or data accurately or disclosing unauthorized activities to us. Such fraudulent acts or misconduct could result in legal or regulatory sanctions and cause serious harm to our reputation, as well as impact our ongoing business relationships. Unauthorized conduct could include intentional or unintentional failures by these parties to comply with contractual terms, policies, procedures and internal controls. The result of such unauthorized conduct could be difficult and costly to unwind or otherwise address. It is not always possible and we are not always able to identify and deter such fraud, misconduct or unauthorized conduct by such parties, and other precautions we take to detect and prevent such activities are not always effective in controlling risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws, regulations, contractual arrangements, policies, procedures or controls. If any actions are instituted against us for such fraud, misconduct or unauthorized conduct, and we are not successful in defending ourselves or asserting our rights, such actions could result in the imposition of significant civil, criminal and administrative penalties, which could have a significant impact on our business. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and divert the attention of management in defending ourselves against any of these claims or investigations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Unregistered Securities
There were no unregistered sales of the Company's equity securities during the three months ended September 30, 2022.
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
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Berkeley Lights, Inc.	8-K	001-39388	3.1	7/21/2020
3.2	Amended and Restated Bylaws of Berkeley Lights, Inc.	8-K	001-39388	3.2	7/21/2020
10.1	Employment Offer Letter by and between Berkeley Lights, Inc. and Mehul Joshi	10-Q	001-39388	10.5	8/9/2022
10.2	Employment Offer Letter by and between Berkeley Lights, Inc. and Scott Chaplin					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
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

Berkeley Lights, Inc.

Date: November 8, 2022	By:	/s/ J. Paul McClaskey
J. Paul McClaskey Chief Accounting Officer (Authorized Signatory and Chief Accounting Officer)