Form 10-Q
period 2023-03-31
PhenomeX Inc.
filed 2023-05-15
CIK 1689657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___ to___
Commission file number: 001-39388
PhenomeX Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2415390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5858 Horton Street, Suite 320
Emeryville, California 94608
(Address of principal executive offices) (Zip code)
(510) 858-2855
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.00005 par value	CELL	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023, 98,795,621 shares of the registrant’s common stock, $0.00005 par value per share, were outstanding.

PHENOMEX INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
PhenomeX Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	December 31, 2022
(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$51,606	$86,522
Short-term marketable securities	—	46,252
Trade accounts receivable, net	25,119	18,534
Inventory	45,539	18,861
Prepaid expenses and other current assets	9,378	6,783
Total current assets	131,642	176,952
Restricted cash	70,093	—
Property and equipment, net	33,842	23,847
Operating lease right-of-use assets	27,449	23,326
Goodwill	12,246	—
Intangible assets, net	23,072	—
Other assets	2,217	1,969
Total assets	$300,561	$226,094
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$17,051	$10,092
Accrued expenses and other current liabilities	19,645	21,340
Current portion of long-term debt	—	4,966
Deferred revenue	10,746	9,092
Total current liabilities	47,442	45,490
Long-term debt	68,886	14,860
Deferred revenue, net of current portion	1,259	963
Lease liability, long-term	25,234	22,726
Total liabilities	142,821	84,039
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.00005 par value. Authorized 300,000,000 shares at March 31, 2023 and December 31, 2022; issued and outstanding 98,744,915 and 72,169,052 shares at March 31, 2023 and December 31, 2022, respectively	5	4
Additional paid-in capital	542,805	503,708
Accumulated deficit	(385,067)	(361,648)
Accumulated other comprehensive loss	(3)	(9)
Total stockholders’ equity	157,740	142,055
Total liabilities and stockholders’ equity	$300,561	$226,094
See accompanying notes to these condensed consolidated financial statements.

PhenomeX Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2023	2022
Revenue:
Product revenue	$8,378	$9,774
Service and other revenue	10,138	10,432
Total revenue	18,516	20,206
Cost of sales:
Product cost of sales	3,912	2,695
Service cost of sales	1,176	3,684
Total cost of sales	5,088	6,379
Gross profit	13,428	13,827
Operating expenses:
Research and development	8,421	17,573
Selling, general and administrative	26,547	17,527
Restructuring	1,290	—
Total operating expenses	36,258	35,100
Loss from operations	(22,830)	(21,273)
Other income (expense):
Interest expense	(384)	(224)
Interest income	827	34
Other income (expense), net	(1,012)	57
Loss before income taxes	(23,399)	(21,406)
Provision for income taxes	20	20
Net loss	$(23,419)	$(21,426)

Net loss attributable to common stockholders per share, basic and diluted	$(0.31)	$(0.32)
Weighted-average shares used in calculating net loss per share, basic and diluted	75,759,771	67,697,488
See accompanying notes to these condensed consolidated financial statements.

PhenomeX Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended March 31,
(In thousands)	2023	2022

Net loss	$(23,419)	$(21,426)
Other comprehensive loss:
Foreign currency translation adjustments	(3)	—
Unrealized gain on marketable securities, net of tax	9	—
Other comprehensive income:	6	—
Comprehensive loss	$(23,413)	$(21,426)
See accompanying notes to these condensed consolidated financial statements.

PhenomeX Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2022	72,169,052	$4	$503,708	$(361,648)	$(9)	$142,055
Common stock issued for IsoPlexis Merger	24,945,611	1	31,929	—	—	31,930
Fair value of vested IsoPlexis options attributable to pre-merger service	—	—	306	—	—	306
Fair value of IsoPlexis warrant at Acquisition Date	—	—	170	—	—	170
Shares issued in connection with:
Exercise of stock options	78,359	—	29	—	—	29
Vesting of restricted stock units	285,129	—	—	—	—	—
Employee stock purchase plan	121,863	—	166	—		166
RSUs issued for 2022 Bonuses (1)	1,144,901	—	2,107	—	—	2,107
Stock-based compensation	—	—	4,390	—	—	4,390
Unrealized gain (loss) on marketable securities	—	—	—	—	9	9
Foreign currency translation adjustments	—	—	—	—	(3)	(3)
Net loss	—	—	—	(23,419)	—	(23,419)
Balances at March 31, 2023	98,744,915	$5	$542,805	$(385,067)	$(3)	$157,740

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2021	67,595,535	$4	$471,820	$(263,608)	$—	$208,216
Shares issued in connection with:
Exercise of stock options	81,654	—	412	—	—	412
Vesting of restricted stock units	27,580	—	—	—	—	—
Employee stock purchase plan	115,346	—	610	—	—	610
Stock-based compensation	—	—	5,389	—	—	5,389
Net loss	—	—	—	(21,426)	—	(21,426)
Balances at March 31, 2022	67,820,115	$4	$478,231	$(285,034)	$—	$193,201
See accompanying notes to these condensed consolidated financial statements.
(1) Annual bonuses for certain employees related to fiscal year 2022 were not paid in cash and instead the Company issued fully vested RSUs on March 3, 2023 with a grant date fair value of $1.84 per share. The associated expense was recorded in 2022, the period in which the bonus was earned.

PhenomeX Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In thousands)	2023	2022

Cash flows from operating activities:
Net loss	$(23,419)	$(21,426)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,100	1,944
Stock-based compensation	4,388	5,393
RSUs issued for 2022 Bonuses	2,107	—
Amortization of operating lease right-of-use assets	852	735
Non-cash interest and other expense related to debt and note receivable agreements	16	16
Provision for doubtful accounts	173	—
Loss on debt extinguishment	162	—
Loss on disposal and impairment of property and equipment	151	28
Realized loss on marketable securities	6	—
Other non-cash	(638)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(3,684)	8,221
Inventory	964	(1,122)
Prepaid expenses, other current assets and other assets	1,865	2,057
Trade accounts payable	5,373	298
Deferred revenue	551	(2,935)
Accrued expenses and other current liabilities	(9,660)	(2,552)
Operating lease liabilities	(860)	(726)
Net cash used in operating activities	(19,553)	(10,069)
Cash flows from investing activities:
Purchase of property and equipment	(414)	(4,375)
Purchase of marketable securities	(2,451)	—
Proceeds from sales of marketable securities	36,749	—
Proceeds from maturities of marketable securities	12,400	—
Asset acquisition	(264)	—
Acquisitions, net of cash acquired	(40,285)	—
Net cash provided by (used in) investing activities	5,735	(4,375)
Cash flows from financing activities:
Repayment of term loan	(20,000)	—
Proceeds from issuance of debt	70,000	—
Payment of debt issuance costs	(1,200)	—
Proceeds from issuance of common stock upon exercise of stock options	29	412
Proceeds from issuance of common stock under employee stock purchase plan	166	610
Net cash provided by financing activities	48,995	1,022
Net increase (decrease) in cash and cash equivalents and restricted cash	35,177	(13,422)
Cash, cash equivalents and restricted cash at beginning of period	86,522	178,366
Cash, cash equivalents and restricted cash at end of period	$121,699	$164,944
See accompanying notes to these condensed consolidated financial statements.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)The Company and Basis of Presentation

Description of Business
PhenomeX Inc. (the “Company” or “PhenomeX”) is a functional cell biology company that provides live cell biology research tools which deliver deep insights into cellular function and new perspectives on phenomes.
PhenomeX and its consolidated subsidiaries are hereinafter referred to as the “Company.” The Company’s headquarters are in Emeryville, California.

Basis of Presentation
On December 21, 2022, Berkeley Lights, Inc. (“Berkeley Lights”) entered into an Agreement and Plan of Merger (“Merger Agreement”) with Iceland Merger Sub Inc., a wholly owned subsidiary of Berkeley Lights (“Merger Sub”) and IsoPlexis Corporation (“IsoPlexis”). Pursuant to the Merger Agreement on March 21, 2023 (“Acquisition Date”), Merger Sub was merged with IsoPlexis, with IsoPlexis surviving the merger as a wholly owned subsidiary of Berkeley Lights (“IsoPlexis Merger”). The newly combined company has been renamed PhenomeX. The historical financial statements of PhenomeX for periods prior to the IsoPlexis Merger are the historical financial statements of Berkeley Lights.
The accompanying unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates.

Liquidity
The Company has experienced losses from its operations since its inception and has relied primarily on equity and debt financing to fund its operations to date. For the three months ended March 31, 2023, the Company had a consolidated net loss of $23.4 million and as of March 31, 2023 had an accumulated deficit of $385.1 million. Cash, cash equivalents and marketable securities were $51.6 million as of March 31, 2023.
On March 21, 2023, the Company acquired IsoPlexis which also had experienced losses since its inception, and entered into the second amended and restated credit agreement with East West Bank (“EWB”), which increased the Company’s term loan with EWB from $20.0 million to $70.0 million, of which $52.5 million (including prepayment premium and interest) was used to repay indebtedness of IsoPlexis. The second amended and restated credit agreement with EWB requires the Company to maintain $70.0 million of cash in a deposit account with EWB that is assigned to EWB. This deposit is recorded as restricted cash on the Company’s condensed consolidated balance sheet. See Note 12 for additional information on our second amended and restated credit agreement with EWB including the covenants contained therein.
These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after these financial statements are issued. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustment that might result if the Company is unable to continue as a going concern.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Management’s intent is to implement plans that will allow the Company to continue as a going concern. The Company intends to improve operating cash flow by increasing its revenue and lowering its operational costs. New commercial leadership, geographic expansion, and a refined product roadmap are expected to drive revenue growth, and significant cost synergies as a result of the IsoPlexis Merger and are expected to lower operating expenses. Cost synergies are expected to be accomplished by eliminating duplicative costs associated with maintaining the infrastructure needed by public companies, complementary R&D capabilities, marketing resources and sales operations, and manufacturing, supply chain, logistics and operations synergies. In addition, the Company is evaluating financing options including the potential to raise equity and debt financing. While management is focused on these efforts, there can be no assurance that the Company will be successful in doing so.
(2)Summary of Significant Accounting Policies

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission.
Updates to those policies are below, including updates related to the IsoPlexis Merger.

Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
The Company records cash and cash equivalents as restricted when it is unable to freely use such cash and cash equivalents for general operating purposes. As of March 31, 2023, restricted cash consisted of $70.0 million in a deposit account with EWB that is assigned to EWB as a result of refinancing the Company’s term loan and $0.1 million related to a letter of credit with an international customer.
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in our condensed consolidated balance sheets to the totals presented on the condensed consolidated statements of cash flows (in thousands):

	March 31, 2023	December 31, 2022
Cash	$45,015	$63,596
Cash equivalents	6,591	22,926
Restricted cash	70,093	—
Total cash, cash equivalents and restricted cash as presented on the condensed consolidated statements of cash flows	$121,699	$86,522

Accounts Receivables and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount as a result of the transaction with customers. The Company maintains allowances for credit losses for uncollectible accounts receivable. The Company estimates anticipated losses from doubtful accounts based on days past due, historical collection history, and other factors. Write-offs are recorded at the time all collection efforts have been exhausted. The Company reviews its allowance for doubtful accounts on a quarterly basis.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Stock-based compensation
The Company maintains the 2020 Incentive Award Plan (“2020 Plan”), an incentive compensation plan under which stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) are granted to employees, non-employee consultants and directors.
Stock-based compensation expense is calculated based on the grant date fair value of the award. The Company determines the fair value of RSUs and RSAs based on the closing price of the Company’s common stock as reported by Nasdaq on the date of the grant.
The Company estimates the fair value of the majority of stock option awards on the grant date using the Black-Scholes option-pricing model. For option awards that include a goal tied to the Company share price (i.e. a market condition) the Company uses a Monte Carlo simulation to estimate the fair value.
The fair value of stock options, RSUs and RSAs with only a service condition is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.
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

Business Combinations
We account for business combinations using the acquisition method of accounting, which generally requires that assets acquired and liabilities assumed be recorded at their fair values as of the Acquisition Date on our Condensed Consolidated Balance Sheets. Any excess of consideration over the fair value of net assets acquired is recorded as goodwill. The determination of estimated fair value requires us to make significant estimates and assumptions. As a result, we may record adjustments to the fair values of assets acquired and liabilities assumed

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
within the measurement period (up to one year from the Acquisition Date) with the corresponding offset to goodwill. Transaction costs associated with business combinations are expensed as they are incurred.

Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the Acquisition Date and may be subject to adjustment within the measurement period, which may be up to one year from the Acquisition Date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization. During the three months ended March 31, 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price. Although the Company only recently acquired goodwill, as the Company operates as a single reporting unit, this sustained decrease was considered to represent a triggering event requiring management to perform a quantitative goodwill impairment test as of March 31, 2023. Refer to Note 8, Goodwill and Other Intangible Assets, for further information.

Intangible assets with finite useful lives are amortized over their estimated useful lives, generally on a straight-line basis, and are reviewed for impairment when facts or circumstances indicate that the carrying value of these assets may not be recoverable.

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances indicate that the carrying value of an asset may not be recoverable. Should there be an indication of impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss.

Foreign currency translation and transactions
The Company assesses the functional currency of each of its international subsidiaries. For subsidiaries where the functional currency is the U.S. dollar, gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar are included in other income (expense), net.
For subsidiaries where the functional currency is the local currency, the translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and revenue and expense accounts using the average exchange rate during each period. The gains and losses resulting from the translation are included in accumulated other comprehensive income in stockholders’ equity and are excluded from net income. The portions of intercompany accounts receivable and accounts payable that are intended for settlement are translated at exchange rates in effect at the balance sheet date.

Research and development state tax credits
Research and development (“R&D”) tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits a qualified small business engaged in R&D activities within Connecticut to exchange its unused R&D tax credits for a cash amount equal to 65% of the value of exchanged credits, are

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
recorded as a receivable and other income in the year the R&D tax credits relate to, as it is reasonably assured that the R&D tax credits will be received, based upon the Company’s history of filing for and receiving the tax credits. R&D tax credits receivable where cash is expected to be received by the Company more than one year after the balance sheet date are classified as noncurrent in the consolidated balance sheets. The Company has recorded $0.2 million of R&D tax credits receivable as of March 31, 2023.

Warrants
On March 21, 2023 and in connection with the closing of the IsoPlexis Merger, PhenomeX, IsoPlexis and Perceptive Credit Holdings III, LP (“Perceptive”) executed a warrant certificate to purchase shares of PhenomeX stock (“Warrant Certificate”). The Company accounts for these common stock warrants as equity classified instruments in accordance with ASC 480, Distinguishing Liabilities from Equity.

(3)Marketable Securities
Short-Term Marketable Securities

The Company may invest in available-for-sale marketable debt securities generally consisting of commercial paper and U.S. government securities with contractual maturities due within one year.

The following tables summarize the amortized costs and carrying value of the Company’s available-for-sale securities, by balance sheet classification and major security type, as of March 31, 2023 and December 31, 2022 (in thousands):

Marketable Securities reported as Cash Equivalents

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$6,591	$—	$—	$6,591
Total	$6,591	$—	$—	$6,591

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$2,354	$—	$—	$2,354
Commercial paper	16,606	—	(4)	16,602
U.S. agency securities	3,969	1	—	3,970
U.S. government securities	—	—	—	—
Total	$22,929	$1	$(4)	$22,926

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Marketable Securities reported as Short-term Marketable Securities

As of March 31, 2023, the Company did not hold any short-term marketable securities. Realized gains/losses from the sale of short-term marketable securities during the three months ended March 31, 2023 were immaterial.

Short-term marketable securities at December 31, 2022 were as follows (in thousands):

	December 31, 2022
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

See Note 9 for information about the fair value of the Company’s short-term marketable securities.

(4)Significant Risks and Uncertainties Including Business and Credit Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term available-for-sale debt securities and trade receivables. The Company invests its excess cash in money market funds and short-term available-for-sale debt securities with the primary objective of facilitating liquidity and capital preservation. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in financial institutions may exceed the amounts of insurance provided on such deposits. To date, the Company has not experienced any material realized losses on its deposits of cash, cash equivalents and marketable securities.

The Company controls credit risk through credit approvals and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of expected credit losses in its existing trade accounts receivable. At March 31, 2023, the Company recorded an allowance for doubtful accounts of $0.9 million. At December 31, 2022 , the Company had not recorded any material allowance for doubtful accounts.

For the three months ended March 31, 2023, three customers accounted for 39%, 10% and 10% of revenue. For the three months ended March 31, 2022, three customers accounted for 18%, 13% and 10% of revenue.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2023, three customers comprised 25%, 14% and 12% of accounts receivable. As of December 31, 2022, two customers accounted for 24% and 11% of accounts receivable.
(5)Business Combinations
IsoPlexis Merger
On March 21, 2023, the Company completed the IsoPlexis Merger. Under the terms of the Merger Agreement, IsoPlexis shareholders received, for each share of IsoPlexis stock, 0.612 shares of Berkeley Lights common stock (which was automatically converted into shares of PhenomeX common stock).
Consideration Transferred
The Acquisition Date fair value of consideration transferred in the IsoPlexis Merger totaled $84.9 million, summarized as follows (in thousands):

Fair value of PhenomeX common stock issued to IsoPlexis stockholders (1)	$31,930
Repayment of IsoPlexis debt (2)	52,482
Fair value of vested IsoPlexis options attributable to pre-merger service (3)	306
Fair value of IsoPlexis warrant at Acquisition Date (4)	170
Total purchase consideration	$84,888
(1) Represents the fair value of PhenomeX common stock issued to IsoPlexis stockholders pursuant to the Merger Agreement. The fair value is based on 24,945,611 shares of PhenomeX common stock at $1.28 per share on March 21, 2023 issued to IsoPlexis stockholders. IsoPlexis stockholders received 0.612 shares of PhenomeX stock for each IsoPlexis share they held.
(2) Represents $50 million in principal repayment to retire debt of IsoPlexis, as required by change in control provisions of the debt, as well as prepayment penalties and accrued interest.
(3) Represents the fair value at March 21, 2023 of IsoPlexis options assumed by PhenomeX attributable to pre-combination service (see Note 13 for additional information).
(4) Represents the fair value of the IsoPlexis warrant assumed by PhemoneX at March 21, 2023 (see Note 13 for additional information).

Fair Value of Assets Acquired and Liabilities Assumed
The Company accounted for the IsoPlexis Merger as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the Acquisition Date and are consolidated into our financial statements. The assignment of fair market value requires significant judgments regarding the estimates and assumptions used to value the acquired assets and liabilities assumed. For the preliminary fair values of the assets acquired and liabilities assumed, we utilized the cost, income and market approaches from the perspective of a market participant.
The following table summarizes the preliminary fair values for each major class of assets acquired and liabilities assumed at the Acquisition Date (in thousands). The Company used third party valuation professionals to aid in the determination of the estimated fair value of certain assets acquired and liabilities assumed. The Company is in the process of finalizing the purchase price allocation associated with this transaction. As such, the preliminary purchase allocation set forth below is subject to revision as additional information is obtained and the valuation process is completed.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash and cash equivalents	$12,197
Accounts receivable	3,075
Inventories	27,287
Prepaid expenses and other current assets	4,190
Property and equipment, net	11,206
Intangible assets	22,900
Goodwill	12,246
Operating lease right-of-use assets	4,975
Other assets	526
Total assets acquired	98,602
Accounts payable	2,367
Accrued expenses and other current liabilities	4,912
Deferred revenue	1,399
Operating lease obligations	5,036
Total liabilities assumed	13,714
Total consideration transferred	$84,888
Acquired Receivables
The fair value of assets acquired includes accounts receivable of $3.1 million, which is net of an associated allowance for credit losses of $0.7 million.
Inventory
The fair value of inventory acquired was $27.3 million, which included a step up of $4.9 million from the book value as a result of the valuation at the Acquisition Date. The original cost basis of the inventory acquired from IsoPlexis was $22.4 million, which was net of a reserve for excess and obsolete inventory of $15.4 million.
Intangible Assets and Goodwill
Intangible assets includes $11.7 million of patented technology, $7.7 million of customer relationships and $3.5 million of IsoPlexis trade names and trademarks. The intangible assets will be amortized over their respective useful lives which range from eight to fourteen years. Goodwill with a provisional assigned value of $12.2 million represents the excess of the consideration transferred over the estimated fair values of assets and liabilities assumed. None of the goodwill resulting from the IsoPlexis Merger is deductible for tax purposes.
Transaction Costs
The Company recognized transaction costs associated with the IsoPlexis Merger of $3.5 million for the three months ended March 31, 2023 plus $2.8 million which was recognized in the fourth quarter of 2022. These costs are primarily related to professional services and are recorded in “Selling, general, and administrative” expenses in the Company’s condensed consolidated statement of operations.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental Pro Forma Information
The following unaudited pro forma financial information gives effect to the IsoPlexis Merger as if it had been completed on January 1, 2022. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805, which is a different basis than pro forma information prepared under Article 11 of Regulation S-X (“Article 11”). As such, they are not directly comparable with historical results for stand-alone Berkeley Lights prior to March 21, 2023 or our previously provided pro forma financials prepared in accordance with Article 11. The pro forma adjustments are based on historical reported transactions by the respective companies and do not include any anticipated synergies or other expected benefits of the acquisition.

(in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022
Total revenue	$20,170	$25,117
Net loss	$(66,463)	$(50,419)
Pro forma adjustments consisted of:
•Amortization/Depreciation- Tangible and intangible assets are assumed to be recorded at their assigned fair values as of January 1, 2022. Historical depreciation and amortization for IsoPlexis has been removed and the new fair values of the assets are depreciated or amortized over their estimated useful lives.
•Interest Expense- Entry into the Second Amended Term Loan and repayment of the Perceptive Credit Agreement are assumed to have occurred on January 1, 2022. Historical interest expense has been removed and replaced with the applicable interest rate as of March 21, 2023 associated with the Second Amended Term Loan, which was 8.5%.
•Transaction costs- Both entities incurred transaction costs, which totaled $13.7 million. Of the $13.7 million, approximately $4.4 million was incurred in the first quarter of 2023 and has been eliminated as it is not recurring.
•Accounting policies adjustment- IsoPlexis historically classified certain operations, quality and facility related costs in selling, general and administrative expenses. To align with PhenomeX accounting policies, these costs were reclassified to costs of goods sold or research and development. However, since this is a reclassification between expense line items on the statement of operations, the adjustment does not have an impact on revenue or net loss for purposes of the pro forma financial information disclosed above.
For the period subsequent to the Acquisition Date, IsoPlexis contributed total revenues and operating loss of $1.0 million and $1.1 million, respectively, for the three months ended March 31, 2023, that were included in the Company’s Condensed Consolidated Statements of Operations. In addition, the Company signed an agreement to license, on an exclusive and perpetual basis, certain intellectual property acquired in the IsoPlexis Merger for $7.3 million (See Note 6 for additional information).

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6)Revenue From Contracts With Customers
The Company’s revenue consists of both product revenue and service and other revenue, which is primarily generated through the following revenue streams: (i) platform, (ii) recurring and (iii) partnership, license and other.
The Company in the first quarter entered into a license arrangement whereby certain patents were licensed to a third party and for which the customer agreed to pay a non-refundable fee. For licenses of intellectual property the Company recognizes revenue from non-refundable fees when the license is transferred to the customer and the customer is able to use and benefit from the license.

The following tables provide an overview of the Company’s revenue streams and how the Company reports revenue in its consolidated statements of operations:

Income Statement Classification	Product or Service sold	Revenue Stream

Product revenue	Sale of advanced automation systems (Beacon and Lightning systems, Culture Station)	Platform

	Software and workflow licenses	Platform

	Fixed term sales-type lease arrangements with qualified customers	Platform

	Quarterly workflow subscriptions, annual or multi-year subscriptions arrangements (e.g. TechAccess)	Recurring

	Consumables and reagent kits (e.g. OptoSelect chips)	Recurring

Service and other revenue	Strategic partnerships, joint development and collaboration agreements where we provide services for development of new workflows, cells or organism types	Partnership, License and Other

	Application support, installation and training	Platform

	Fixed fee extended warranty and service programs	Recurring

	IP license revenue	Partnership, License and Other (1)
(1) License revenue relates to certain intellectual property acquired in the IsoPlexis Merger and subsequently licensed to a third party. License revenue related to our platforms (e.g. workflow licenses) is reported as Platform product revenue.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables provide information by revenue stream for the periods presented:

	Three Months Ended March 31, 2023
(in thousands)	Product	Service and other	Total
Platform	$5,773	$330	$6,103
Recurring	2,605	2,558	5,163
Partnership, License and Other (1)	—	7,250	7,250
Total revenue	$8,378	$10,138	$18,516
(1) During the three months ended March 31, 2023, the Company signed an agreement to license, on an exclusive and perpetual basis, certain intellectual property acquired in the IsoPlexis Merger for $7.3 million (“License Agreement”). As the $7.3 million represented a non-refundable fee and the license was transferred to the customer during the quarter, the $7.3 million was recognized as revenue during the quarter, which represents all the Partnership, License, and Other revenue during the quarter.

	Three Months Ended March 31, 2022
(in thousands)	Product	Service and other	Total
Platform	$6,747	$657	$7,404
Recurring	3,027	2,416	5,443
Partnership, License and Other	—	7,359	7,359
Total revenue	$9,774	$10,432	$20,206

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

As of March 31, 2023, the aggregate amount of remaining performance obligations that are unsatisfied or partially unsatisfied related to customer contracts in excess of one year was $12.0 million, which, to the extent invoiced, is included in deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 50% is expected to be recognized as revenue in the next 12 months, with the remainder recognized afterwards.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract Balances
The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	March 31, 2023	December 31, 2022
Trade accounts receivable, net	$25,119	$18,534
Contract assets, which are included in “Prepaid expenses and other current assets”	$367	$1,283
Contract assets, long-term, which are included in “Other assets”	$514	$549
Deferred revenue (current)	$10,746	$9,092
Deferred revenue (non-current)	$1,259	$963

The contract liabilities of $12.0 million and $10.1 million as of March 31, 2023 and December 31, 2022, respectively, consisted of deferred revenue related to extended warranty service agreements, strategic partnerships and services agreements and advanced automation systems arrangements. Revenue recorded during the three months ended March 31, 2023 included $2.8 million of previously deferred revenue that was included in contract liabilities as of December 31, 2022.
Sales-type Lease Arrangements
The Company also enters into sales-type lease arrangements with certain qualified customers. Revenue related to lease elements from sales-type leases is presented as product revenue and was none for the three months ended March 31, 2023 and 2022.

The following table presents the future maturity of the Company’s fixed-term customer leases and reconciles the undiscounted cash flows from the amounts due from customers under such arrangements as of March 31, 2023 (in thousands):

Year ending December 31,	Sales-Type Leases
Remainder of 2023(1)	$334
2024	445
2025	408
2026	—
Total undiscounted cash flows	1,187
Less: unearned income	(171)
Total amounts due from customers (2)	$1,016
(1) During the three months ended March 31, 2023, the Company impaired the net investment of a sales type lease with a customer. The write down of the respective contract asset of $0.8 million, net of the return of the underlying asset, was recorded as an impairment charge of $0.6 million within selling, general and administrative expense in the Company’s condensed consolidated statement of operations and the resulting return of the underlying asset was recorded as an addition to fixed assets in the Company’s condensed consolidated balance sheet.
(2) Of the $1.0 million, $0.1 million is recorded in trade accounts receivable, with the remaining balance recorded in contract assets.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7)Balance Sheet Accounts
Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Trade accounts receivable	$26,013	$18,534
Allowance for doubtful accounts	(894)	—
Total	$25,119	$18,534

Changes in the allowance for doubtful accounts were as follows (in thousands):

Three months ended March 31, 2023
Allowance for doubtful accounts, beginning of year	$—
Allowance assumed in IsoPlexis Merger	(721)
Write-offs of uncollectible accounts	—
Provision for doubtful accounts	(173)
Allowance for doubtful accounts, end of period	$(894)

Inventory
The following table shows the components of inventory (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$32,816	$11,946
Work in progress	1,106	—
Finished goods	11,617	6,915
Total	$45,539	$18,861

Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	March 31, 2023	December 31, 2022
Contract asset	$367	$1,283
Vendor deposits	421	126
Deferred costs	365	472
Prepaid insurance	3,534	2,025
Other (1)	4,691	2,877
Total	$9,378	$6,783
(1) Other includes primarily prepaid rent expenses, software licenses and prepaid VAT.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued expenses and other current liabilities
The following table shows the components of accrued expenses and other current liabilities (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and employee related expenses	$6,611	$7,410
Lease liability – short-term	4,958	3,291
Accrued product warranty	788	749
Accrued legal expenses	5,499	8,271
Other (1)	1,789	1,619
Total	$19,645	$21,340
(1) Other includes accrued income taxes, sales taxes, accrued royalties and other miscellaneous accruals.
(8)Goodwill and Other Intangible Assets
Goodwill
On March 21, 2023, the Company completed the IsoPlexis Merger. Under the purchase method of accounting, the Company preliminarily recorded the $12.2 million excess of the Acquisition Date fair value of the consideration transferred over the estimated fair value of net tangible and identifiable intangible assets that it acquired as goodwill. At March 31, 2023, the carrying amount of this goodwill was $12.2 million.

During the three months ended March 31, 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price. The Company considered such sustained decrease to represent a triggering event requiring management to perform a quantitative goodwill impairment test as of March 31, 2023. Based on the results of the quantitative goodwill impairment test, it was concluded that the estimated fair value of the Company’s reporting unit was greater than its carrying value, as such, the Company did not record a goodwill impairment charge during the three months ended March 31, 2023. In future periods, if the Company were to experience a further decline in its market capitalization or expected results for a sustained period of time, the Company may be required to perform an additional quantitative goodwill impairment assessment at an interim or annual period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.

Acquired Intangible Assets
In connection with the IsoPlexis Merger, the Company identified certain intangible assets summarized in the table below (see Note 5 for further information). In addition, on February 15, 2023, the Company acquired certain tangible and intangible assets from Evorion Biotechnologies for a total purchase price of $0.3 million, of which $0.2 million related to intangible assets attributable to patents and technology. These intangible assets are also included in the table below.

	March 31, 2023
(in thousands):	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	8	$7,700	$(5)	$7,695
Trade names	10	3,500	(11)	3,489
Patented technology	14	11,911	(23)	11,888
Total intangible assets		$23,111	$(39)	$23,072

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Amortization expense was $39,000 for the three months ended March 31, 2023. In connection with the License Agreement, the Company reviewed the patented technology intangible for indicators of impairment, noting that the patented technology was valued using the relief from royalty approach based on projected revenues from products and services of IsoPlexis, which did not contemplate the License Agreement. In addition, the Company still owns, and retains certain rights to, the intellectual property that was licensed under the License Agreement. Accordingly the Company concluded that an impairment was not necessary.

The estimated annual amortization of intangible assets for the remainder of 2023 and the next four years is presented in the table below (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of the finalization of the preliminary purchase price allocation of the IsoPlexis Merger, divestitures and other factors.

March 31, 2023
Year Ending December 31:
Remainder of 2023	$1,689
2024	$2,163
2025	$2,163
2026	$2,163
2027	$2,163
(9)Fair Value of Financial Instruments
The following is a description of the valuation techniques the Company uses to measure the fair value of assets and reports fair value on a recurring basis:
•Cash equivalents: At March 31, 2023, the Company’s cash equivalents consisted of money market funds. Money market funds are highly liquid investments and are actively traded and pricing information is readily available. Accordingly, the Company classifies these securities as Level 1 of the fair value hierarchy.
•Short Term Marketable Securities: At March 31, 2023, the Company did not hold any short term marketable securities. Generally, the Company values short-term marketable securities using quoted prices in active markets for similar instruments. Accordingly, the Company classifies marketable securities as Level 2 of the fair value hierarchy.
The carrying amounts of the Company’s cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022 approximate fair value due to their relatively short maturities.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At March 31, 2023 and December 31, 2022, the fair value measurements of the Company’s assets measured on a recurring basis were as follows: (in thousands):

	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,591	$6,591	$—	$—
Total assets measured at fair value	$6,591	$6,591	$—	$—

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,354	$2,354	$—	$—
Commercial paper	16,602	—	16,602	—
U.S. agency securities	3,970	—	3,970	—
Total cash equivalents	22,926	2,354	20,572	—

Debt securities, available for sale:
Commercial paper	22,148	—	22,148	—
U.S. agency securities	4,942	—	4,942	—
U.S. government securities	19,162	—	19,162	—
Total debt securities, available for sale	46,252	—	46,252	—
Total assets measured at fair value	$69,178	$2,354	$66,824	$—

The carrying values and fair values of the Company’s financial instruments not measured at fair value were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$68,886	$70,000	$19,826	$17,443

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

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(10)Property and Equipment, net
Property and equipment, net comprised the following (in thousands):

	March 31, 2023	December 31, 2022
Equipment, tooling and molds	$47,577	$36,152
Computer software and equipment	8,037	2,667
Furniture, fixtures and other	2,600	2,007
Leasehold improvements	12,509	10,836
Construction in process	1,370	1,409
Total property and equipment	72,093	53,071
Less: Accumulated depreciation	(38,251)	(29,224)
Property and equipment, net (1)	$33,842	$23,847
(1) Property and equipment, net at each of March 31, 2023 and December 31, 2022 includes $0.1 million of assets held for sale.

Depreciation expense for the three months ended March 31, 2023 and 2022 was $2.1 million and $1.9 million, respectively.

During the three months ended March 31, 2023 and 2022 losses on the impairment and disposal of property and equipment were not material.
(11)Leases
The Company leases office, manufacturing, distribution and laboratory facilities in various locations in the United States, primarily in Emeryville, California and Branford, Connecticut. The Company also leases facilities in Shanghai, China for office and laboratory facilities. On December 28, 2022, the Company entered into a sub-lease arrangement for its facility in Lexington, Massachusetts. Sub-lease income for the three months ended March 31, 2023 was $0.1 million and was recorded as an offset to rent expense.

Future payments associated with the Company’s operating lease liabilities as of March 31, 2023 are as follows (in thousands):

Operating leases
Undiscounted lease payments for the year ending December 31,
Remainder of 2023	$4,691
2024	6,297
2025	5,952
2026	5,398
2027	4,759
Thereafter	7,464
Total undiscounted lease payments	34,561
Less: implied interest	(4,304)
Less: tenant improvement allowances receivable	(65)
Present value of operating lease payments	30,192
Less: current portion (1)	(4,958)
Total long-term operating lease liabilities	$25,234
(1) Included in the balance sheet caption “Accrued expenses and other current liabilities.”

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Rent expense, net for the three months ended March 31, 2023 and 2022 was $0.9 million and $1.1 million, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.8 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively, including non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Three months ended March 31, 2023	Three months ended March 31, 2022
Right-of-use assets obtained for new operating lease liabilities	$—	$—
Right-of-use lease assets assumed in IsoPlexis Merger	$4,975	$—
Cash paid for amounts included in the measurement of lease liabilities	$989	$1,098
The following summarizes additional information related to operating leases:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	5.71	6.48
Weighted-average discount rate	4.73%	4.66%

The Company also enters into leasing transactions in which the Company is the lessor, which to date have been classified as sales-type leases. See Note 6 for the related lease disclosures.

(12)Long-term Debt
On May 23, 2018, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with EWB to provide a $20.0 million term loan facility (“Term Loan”). The loan facility was fully drawn as of May 23, 2018.

On June 30, 2021, the Company entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with EWB. Pursuant to the Amended Loan Agreement, EWB provided a $20.0 million term loan (“Amended Term Loan”) which was used to refinance the Term Loan outstanding under the Loan Agreement dated May 23, 2018. The Amended Term Loan had a maturity of 48 months and a fixed interest rate of 4.17%. In addition, the Amended Term Loan had an initial interest-only period of 24 months, which could have been extended to up to 36 months based on the achievement of certain liquidity measures, and could have been pre-paid without penalty at any time.

On March 21, 2023, the Company entered into a Second Amended and Restated Loan and Security Agreement (“Second Amended Loan Agreement”) with EWB. Pursuant to the Second Amended Loan Agreement, EWB increased the existing Amended Term Loan amount of $20.0 million by $50.0 million to an aggregate outstanding principal of $70.0 million (“Second Amended Term Loan”). The Company used the proceeds from the Second Amended Term Loan to repay $52.5 million of indebtedness (including prepayment premium and interest) with Perceptive held by IsoPlexis (“Perceptive Credit Agreement”). Associated with these transactions, a $0.2 million loss on extinguishment of debt and a $0.7 million commitment fee associated with the Loan Agreement, was recorded in Other expense, net on our condensed consolidated statement of operations during the three months ended March 31, 2023.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Second Amended Term Loan has a maturity of 60 months and bears interest at a variable rate per annum equal to (i) the greater of 6.25% or the variable rate of interest, per annum, most recently announced by EWB as its prime rate, plus (ii) one-half of one percent (0.5%). In addition, the Second Amended Term Loan has an initial interest-only period of 24 months, which can be extended up to two times, each by an additional six months, if certain EBITDA tests as set forth in the Second Amended Loan Agreement are satisfied. The Second Amended Term loan carries a prepayment penalty equal to one percent (1%) of the amount of any prepayment of the outstanding balance, if the prepayment is made before the first anniversary of the loan closing date. The Second Amended Loan Agreement was accounted for as a debt extinguishment and the Company capitalized incremental debt issuance costs.

The Second Amended Term Loan is guaranteed by certain domestic subsidiaries of the Company (such subsidiaries, together with the Company, the “Credit Parties”). The Second Amended Loan Agreement grants EWB a security interest in and liens on substantially all assets of the Company and the other Credit Parties, excluding intellectual property, provided, that if the Company does not satisfy a liquidity test set forth in the Second Amended Loan Agreement, the Credit Parties will be required to grant a first-priority security interest in their intellectual property. In addition, certain other terms of the original agreements as previously in effect were amended by the Second Amended Loan Agreement, including certain financial covenants. For example, the Company must maintain cash and cash equivalents of no less than $70.0 million in the aggregate at all times in a deposit account with EWB that is assigned to EWB. As a result, the deposit of $70.0 million was recorded as restricted cash on the Company’s condensed consolidated balance sheet. In addition, if the Company’s cash and cash equivalents balance at EWB falls below $100.0 million, the Company is then required to maintain specific minimum EBITDA amounts at all times thereafter.

The Second Amended Loan Agreement contains customary affirmative and negative covenants, including limitations on mergers, asset sales, liens, investments and indebtedness. See Exhibit 10.1 for the Second Amended Loan Agreement. As of March 31, 2023, the Company was in compliance with the terms and covenants of the Agreement.

The following is a schedule of payments due on notes payable as of March 31, 2023 (in thousands):

March 31, 2023
Year Ending December 31:
Remainder of 2023	$4,545
2024	6,049
2025	13,680
2026	15,437
2027	14,532
2028	41,990
Total payments due	96,233
Less:
Interest payments, loan discounts and financing costs	(27,347)
Current portion, less loan discounts and financing costs	—
Notes payable, net of current portion	$68,886

Total interest cost incurred for the three months ended March 31, 2023 and 2022 was $0.4 million and $0.2 million, respectively.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(13)Equity and Stock Compensation Plans

IsoPlexis Merger
On March 21, 2023, in connection with the completion of the IsoPlexis Merger:

•All outstanding IsoPlexis RSAs were assumed by PhenomeX and converted into PhenomeX RSAs based on the 0.612 conversion ratio (see Note 5) and on the same terms and conditions (including with respect to vesting schedules and restrictions) as applied to IsoPlexis RSAs immediately prior to the closing of the IsoPlexis Merger.

•All outstanding IsoPlexis stock options (whether vested or unvested) that had a per share exercise price of less than $1.28 and were held by continuing employees were assumed by PhenomeX and converted into PhenomeX stock options based on the 0.612 conversion ratio (and rounded down) and on the same terms and conditions (including with respect to time-based vesting) as applied to IsoPlexis stock options immediately prior to the closing of the IsoPlexis Merger, with the exercise price per share of the assumed stock options determined by dividing the per share exercise price of the IsoPlexis options by the 0.612 conversion ratio (and rounded up to the nearest whole cent). The assumed stock options expire 10 years from their original date of grant. The assumed stock options and RSAs generally vest 25% upon the one-year anniversary of the service inception date and then ratably each month over the remaining 36 months.

On March 21, 2023, PhenomeX assumed 304,619 IsoPlexis RSAs and 378,767 IsoPlexis stock options after applying the 0.612 conversion ratio. The Company accounted for the assumed equity awards as a modification under ASC 718 and recorded stock compensation expense of $0.1 million during the three months ended March 31, 2023 associated with the modification.
Future grants of equity awards will be issued under the Company’s 2020 Plan.

Warrant Certificate
On March 21, 2023 and in connection with the closing of the IsoPlexis Merger, PhenomeX, IsoPlexis and Perceptive executed the Warrant Certificate. Under the Warrant Certificate, the outstanding warrant (“IsoPlexis Warrant”) to purchase shares of common stock, par value $0.001, of IsoPlexis (“IsoPlexis Common Stock”), issued by IsoPlexis to Perceptive was assumed by PhenomeX and converted into a warrant (“PhenomeX Warrant”) to purchase shares of common stock, par value $0.00005, of PhenomeX (“PhenomeX Common Stock”), on the same terms and subject to the same conditions as were applicable to the IsoPlexis Warrant as of immediately prior to the Acquisition Date; provided, that the PhenomeX Warrant is exercisable for 496,560 shares of PhenomeX Common Stock (i.e., a number of shares of PhenomeX Common Stock equal to the number of shares of IsoPlexis Common Stock that were subject to the IsoPlexis Warrant multiplied by the 0.612 exchange ratio and has an exercise price of $9.80 per share of PhenomeX Common Stock (i.e., the exercise price per share of IsoPlexis Common Stock that was applicable to the IsoPlexis Warrant divided by 0.612).

Restricted stock awards
As a result of the IsoPlexis Merger and discussed above, the Company now has RSAs outstanding. RSAs are rights to receive shares of the Company’s Common Stock upon meeting specified vesting requirements. The fair value of a RSA is the market value as determined by the closing price of the Company’s stock on the original grant date.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-based compensation
Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cost of sales	$16	$51
Research and development	548	1,581
Selling, general and administrative	3,824	3,761
Total stock-based compensation	$4,388	$5,393

Stock-based compensation capitalized in inventory was not material as of March 31, 2023 and December 31, 2022.

(14)Restructuring
During 2022, the Company adopted a new strategic plan with the intention of reducing costs and better aligning the organization with the Company’s long-term goals. As a result, the Company approved a set of restructuring initiatives in 2022 and continued with similar initiatives in the first quarter of 2023. During the three months ended March 31, 2023, the Company incurred restructuring charges of $1.3 million, related to severance and other employee-related restructuring costs associated with the termination of approximately 16% of total full-time employees. As of March 31, 2023, the Company has not fully completed its restructuring efforts. It is unable to currently estimate future restructuring charges, but will record any additional restructuring-related expenses as they are incurred.
Changes in the Company’s restructuring liability are set forth in the table below (in thousands):

	Employee severance and termination benefits	Non labor restructuring	Total
Accrual at January 1, 2023	$130	$107	$237
Restructuring liability assumed in IsoPlexis Merger	834	—	834
Restructuring charges	1,290	—	1,290
Cash payments	(1,010)	(107)	(1,117)
Non-cash settlements	—	—	—
Accrual at March 31, 2023	$1,244	$—	$1,244
Restructuring liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.
(15)Income Taxes
The Company’s provision for income taxes was $20,000 for the three months ended March 31, 2023 and $20,000 and for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, income from operations before taxes consisted of amounts related to U.S. operations and the Company’s foreign operations. The Company maintains a full valuation allowance on its deferred tax assets, and intends to do so until there is sufficient evidence to support the reversal of all or some portion of this allowance.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(16)Statements of Cash Flows
The supplemental cash flow information consists of the following (in thousands):

	Three months ended March 31,
	2023	2022
Cash paid for interest	$439	$137
Cash paid for income taxes	$19	$—

Non-cash investing and financing activities
Non-cash consideration for the acquisition of IsoPlexis	$32,406	$—
Property and equipment transferred to inventory	$352	$—
Customer return of Beacon transferred to property and equipment (1)	$201	$—
Change in accounts payable and accrued liabilities related to purchases of property and equipment	$684	$482
(1) Refer to Note 6 under “Sales-type Lease Arrangements” for further information.
(17)Commitments and Contingencies
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
The Company filed a motion to transfer the lawsuits to the United States District Court for the Northern District of California, which was granted and where the lawsuits have been consolidated and are now pending (“Consolidated Lawsuit”). On May 6, 2021 and pursuant to Court Order, AbCellera and UBC reduced, without prejudice, the asserted patents in the consolidated lawsuit to the following: US Patent Nos. 10,087,408, 10,421,936, 10,738,270, 10,697,962, 10,753,933, 10,775,376 and 10,775,378. On July 1, 2021, the court issued a Case Management Order that, among other things, requires AbCellera and UBC to further reduce the number of asserted patents to no more than two, and the total asserted patent claims to no more than four per patent prior to the trial.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In July 2021 and August 2021, the Company filed petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent & Trademark Office (“USPTO”), challenging the validity of various asserted claims of U.S. Patent No. 10,087,408 and all asserted claims of U.S. Patent Nos. 10,421,936 and 10,739,270. In August 2021, in response to a Motion to Stay filed by the Company, the court stayed the Consolidated Lawsuit pending the outcome of the IPR proceedings.
In January 2022, the PTAB of the USPTO issued a decision instituting IPR on U.S. Patent No. 10,087,408 and a decision denying IPR on U.S. Patent No. 10,421,936. In February 2022, the PTAB issued a decision denying IPR on U.S. Patent No. 10,739,270. And in January 2023, the PTAB issued a decision upholding the validity of the challenged claims in U.S. Patent No. 10,087,408: the Company has requested a rehearing of the PTAB’s decision. The Consolidated Lawsuit remains stayed at this time, AbCellera has filed a motion - opposed by the Company - to lift the stay. AbCellera’s motion to lift the stay is fully briefed and awaiting a decision from the court.
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
Securities Class Action
In December 2021, Victor J. Ng filed a securities class action complaint in the Northern District of California (“Securities Class Action”), which was amended on July 25, 2022. The Securities Class Action is on behalf of all persons who purchased or otherwise acquired: (a) Berkeley Lights common stock pursuant and/or traceable to certain July 2020 Initial Public Offering (“IPO”) offering documents and/or (b) securities of Berkeley Lights between July 17, 2020 and January 5, 2022, inclusive. The complaint alleges claims under §§10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder as well as §§11, 12(a)(2) and 15 of the Securities Act of 1933. It names as defendants the Company, certain of the Company’s current and former senior executives and directors, the underwriter firms that sponsored the Company’s July 2020 IPO, and three firms that invested in the Company. The Company believes that the assertions in the Securities Class Action are without merit and intends to defend itself vigorously. The Company’s pending Motion to Dismiss is set for hearing on June 22, 2023. Outcomes in litigation can be uncertain and it is possible a court may disagree with the Company’s positions. An adverse determination in the Securities Class Action could subject the Company to significant liabilities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
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

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
No provision has been made for litigation because the Company believes that it is not probable that a liability has been incurred as of March 31, 2023.
Purchase commitments
The Company has entered into various purchase agreements, including inventory-related agreements with its contract manufacturers. Once these orders are placed, they are generally cancelable by providing notice prior to the expected ship date, however such cancellations could result in the Company incurring certain charges depending on the timing. The Company had non-cancellable purchase obligations to contract manufacturers and other suppliers of $29.7 million at March 31, 2023.
Product Warranty
The Company generally provides a one year assurance-type warranty on its platforms and chip consumables. The table below represents the activity in the product warranty accrual included in accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Three months ended March 31,
	2023	2022
Balance, beginning of period	$749	$1,085
Warranty accrual assumed in IsoPlexis Merger	128	—
Adjustments to existing warranties	(111)	(245)
Provision for new warranties	133	163
Settlement of pre-existing warranties	(111)	(89)
Balance, end of period	$788	$914
(18)Net Loss Attributable to Common Stockholders Per Share
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards and unvested restricted stock units.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three months ended March 31,
	2023	2022
Numerator
Net loss attributable to common stockholders, basic and diluted	$(23,419)	$(21,426)
Denominator
Weighted-average shares used to compute net income per share, basic and diluted	75,759,771	67,697,488
Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.32)

PhenomeX Inc.
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

	March 31,
	2023	2022
Warrants to purchase common stock	496,560	—
Options to purchase common stock	7,685,997	7,020,591
Restricted stock awards	290,846	—
Restricted stock units	5,517,488	3,629,310
Total	13,990,891	10,649,901

(19)Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company has one business activity and there are no segment managers who are held accountable for operations. Accordingly, the Company has one operating segment. The IsoPlexis Merger on March 21, 2023 did not change the Company’s assessment about operating segments. The Company’s principal operations and decision-making functions are located in the United States.
The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped (in thousands):

	Three months ended March 31,
	2023	2022
North America	$14,055	$13,715
Asia Pacific (1)	3,147	5,035
Europe	1,314	1,456
	$18,516	$20,206
(1) Asia Pacific includes Australia.

As of March 31, 2023 and December 31, 2022, substantially all of the Company’s long-lived assets were located in the United States.

(20)Subsequent Events

In April 2023, Phenomenex, Inc. (“Phenomenex”) filed a complaint against the Company in the U.S. District Court for the Central District of California, alleging trademark infringement and unfair competition in relation to the Company’s name and seeking injunctive relief and damages. As of the filing date for this Quarterly Report on Form 10-Q, the Company has not been served with the complaint from Phenomenex. The Company believes that Phenomenex’s complaint is without merit and intends to vigorously defend itself.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restructuring
During the second quarter of 2023, the Company announced a reduction in force terminating approximately 12% of total full-time employees. The Company estimates it will incur severance and employee-related restructuring costs of approximately $0.8 million related to this activity, substantially all of which the Company expects to incur in the second quarter of 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of forward-looking statements include, among others: our ability to continue as a going concern; our intention to improve operating cash flow by increasing our revenue and lowering our operational costs; our expectations regarding the drivers of expected revenue growth, including new commercial leadership, geographic expansion, and a refined product roadmap; our expectations regarding the timing to achieve our goal of generating positive operating cash flow in the fourth quarter of 2024; our expectations regarding anticipated returns on investment through increased focus and rigor on development initiatives; our strategy, plans and timing for acquisitions, growth, product development and expansion, the expected benefits of the IsoPlexis Merger, including the estimated cost synergies of the combined company in order to pursue profitability, lower operating expenses and advance the path to cash flow breakeven; our expectations regarding the drivers of our expected cost synergies, including eliminating duplicative costs associated with maintaining the infrastructure needed by public companies, complementary R&D capabilities, marketing resources and sales operations, and manufacturing, supply chain, logistics and operations synergies; and other expectations, outlooks and forecasts on our future business, operational and financial performance.

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

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 (“Annual Report”). Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” of our Annual Report, Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC.

Overview
PhenomeX is the combination of two companies, Berkeley Lights and IsoPlexis. Berkeley Lights acquired IsoPlexis on March 21, 2023 (the “IsoPlexis Merger”) and the newly combined company was rebranded as PhenomeX.
PhenomeX is a life sciences tools company with a focus on functional cell biology. Our products and services provide customers with, among other offerings, Optofluidic platforms such as the Beacon and Beacon Select (developed by Berkeley Lights) as well as Proteomic Barcoding platforms, such as the IsoLight System and the IsoSpark System (developed by IsoPlexis). These platforms provide scientists with opportunities to perform cell biology research through experiments using our proprietary consumables.
The mission of PhenomeX is to empower scientists to leverage the full potential of each cell and drive the next era of functional cell biology that will advance human health.

PhenomeX’s strategy is organized around the following five key pillars:

1.    Generate positive operating cash flow in the fourth quarter of 2024.

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

Recent Events
As noted above, on March 21, 2023 we completed the IsoPlexis Merger. As Berkeley Lights was the acquiring company, historical financials included herein are the financials of Berkeley Lights. The results of IsoPlexis are included in the combined results of PhenomeX from the acquisition date (March 21, 2023). We believe the IsoPlexis Merger enhances our strategy by, among other things, the following:
•Offering an expanded product portfolio at different price points with a focus on recurring revenue;
•Growing the combined company’s share in a larger cell biology market through expanding its diversified customer base;
•Enhancing the combined company's commercial scale and execution;
•Delivering an expected $70 million in cost synergies to pursue profitability and advance the path to cash flow breakeven; and
• Serving as a platform for further consolidation in the high-growth, single-cell biology tools space.

Recent Trends
There are multiple broad based factors impacting our business:
1.Macroeconomic factors, including the war between Ukraine and Russia as well as political instability elsewhere, has resulted in unfavorable global economic conditions, including increased inflation and interest rates, and may lead to a recession.
2.Global and domestic supply chains and the timely availability of raw materials and product as a result of the COVID-19 pandemic factory slowdowns or shutdowns, border closing and other measures has previously impacted our operational and financial performance and its impact in future periods remains uncertain.
3.Adverse developments affecting financial institutions and the financial services industry, including the government closure of Silicon Valley Bank, have affected certain of our vendors, suppliers, investors and customers and may lead to market-wide liquidity problems.

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

The ultimate impact of the foregoing factors on our operations and financial performance in future periods remains uncertain and will depend on many factors outside of our control, including the timing, extent, trajectory, and duration of the pandemic as well as the magnitude of any potential recession and related government actions to prevent and manage these issues, all of which are uncertain and cannot be predicted. While the overall impact of these matters is impossible to measure, they have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and, ultimately our business and operations. Refer to Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A in this Quarterly Report on Form 10-Q under the heading “Risk Factors” for more information.

Results of operations
Comparison of the three months ended March 31, 2023 and 2022
Revenue

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2023	2022	Amount	%
Platform	$6,103	$7,404	$(1,301)	(18)%
Recurring	5,163	5,443	(280)	(5)%
Partnership, License and Other	7,250	7,359	(109)	(1)%
Total revenue	$18,516	$20,206	$(1,690)	(8)%

See Note 6 to our condensed consolidated financial statements for additional information regarding how our product and service revenue is generated through our Platform, Recurring and Partnership, License and Other revenue streams.

Platform revenue decreased by $1.3 million, or 18%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to decreased revenue from Optofluidic platform sales, partially offset by $0.5 million of Proteomic platform sales associated with the operations of IsoPlexis, which we acquired in March of 2023.

Recurring revenue decreased by $0.3 million, or 5%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily driven by a decrease in Optofluidic consumables revenue, offset by $0.5 million of Proteomic consumables revenue associated with the operations of IsoPlexis.

Partnership, License and Other revenue for the three months ended March 31, 2023 was comprised entirely of license revenue related to certain intellectual property acquired in the IsoPlexis Merger and subsequently licensed to a third party. Partnership, License, and Other revenue for the three months ended March 31, 2022 related to multiple strategic partnership and service engagements, all of which were completed or terminated in the second half of 2022.

See below for details of our installed base. Note that the significant majority of our installed base relates to platform sales, with a much smaller percentage being provided under leasing programs.

	Optofluidic Platforms	Proteomic Platforms	Total
Installed base at January 1, 2023	135	0	135
Acquired in IsoPlexis Merger	0	287	287
Q1 2023 Placements	4	4	8
Installed base at March 31, 2023	139	291	430

Cost of sales, gross profit and gross margin

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2023	2022	Amount	%
Cost of sales	$5,088	$6,379	$(1,291)	(20%)
Gross profit	$13,428	$13,827	$(399)	(3%)
Gross margin	73%	68%

Cost of sales for the three months ended March 31, 2023 decreased by $1.3 million compared to the three months ended March 31, 2022 and was primarily due to the declines in Platform and Recurring revenue as the License Agreement that comprises all of our Partnership, License and Other revenue in 2023 does not have associated cost of sales.

Gross margin for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 due to the revenue recognized from the License Agreement, which does not have associated cost of sales. Without the impact of this transaction, gross margin declined due to increased costs per unit as a result of lower production volumes, increased inventory reserves, and lower margins from IsoPlexis from March 21, 2023.

Operating Expenses
Organizational and presentational changes
Starting in the third quarter of 2022, we made certain changes to our operating structure to align with our new business strategy. These changes included reorganizing our go-to-market efforts, employee terminations and additional organizational changes (see also Note 14 to our condensed consolidated financial statements for further information).
As part of these changes, our “service center,” a team of scientists and engineers who perform services for both our internal and external projects, is now part of our platform sales and support organization. The service center historically reported to our former Chief Product Officer.

As a result of these changes, we now classify expenses associated with our service center as “Selling, general and administrative” instead of “Research and development” expenses on our condensed consolidated statements of operations starting in the third quarter of 2022. Service center expenses recorded in “Research and development” during the three months ended March 31, 2022 were $4.6 million. Service center expenses recorded in “Selling, general and administrative” during the three months ended March 31, 2023 were $4.6 million.

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2023	2022	Amount	%
Research and development	$8,421	$17,573	$(9,152)	(52%)
Selling, general and administrative	26,547	17,527	9,020	51%
Restructuring	1,290	—	$1,290	100%
Total operating expenses	$36,258	$35,100	$1,158	3%

Operating expenses increased by $1.2 million, or 3%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase is primarily due to restructuring expenses incurred in connection with the employee terminations.
Research and development expense decreased by $9.2 million, or 52%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This decrease reflects the impact of the $4.6 million reclassification of the service center expenses discussed above. In addition, research and development expense decreased during the period due to the impact of workforce reductions and overall lowered spend due to our strategy to prioritize research and development return on investment through increased focus and rigor on development initiatives.

Selling, general and administrative expense increased by $9.0 million, or 51%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This increase reflects the impact of the $4.6 million reclassification of the service center expenses discussed above. In addition, selling, general and administrative costs increased due to transaction costs associated with the IsoPlexis Merger of $3.5 million and $0.9 million in costs associated with the operations of IsoPlexis since March 21, 2023.

Interest expense

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2023	2022	Amount	%
Interest expense	$384	$224	$160	71%

Interest expense increased by $0.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to the refinancing of our term loan with EWB on March 21, 2023, which increased the loan amount from $20.0 million to $70.0 million and also increased the interest rate from 4.17% to the Prime Rate plus one-half of one percent (0.5%).

Interest income

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2023	2022	Amount	%
Interest income	$827	$34	$793	2332%

Interest income increased by $0.8 million during the three months ended March 31, 2023 as compared to the corresponding periods in 2022. These increases are primarily the result of higher yields received on our cash management program.

Other income (expense), net

	Three months ended March 31,		Three month change
(in thousands, except percentages)	2023	2022	Amount	%
Other income (expense), net	$(1,012)	$57	$(1,069)	(1875%)

Other expense, net for the three months ended March 31, 2023 includes $0.9 million of debt refinancing costs. Other income, net for the three months ended March 31, 2022 was mainly comprised of foreign exchange gains and losses and other miscellaneous income and expense items.
Components of results of operations
Revenue
Our revenue consists of i) platform, ii) recurring and iii) partnership, license and other revenue. Platform revenue consists of the sale of Optofluidic and Proteomic platforms (including the Beacon, Beacon Quest, IsoSpark and IsoLight), associated software, fixed-term sales-type lease arrangements with qualified customers, as well as application support, installation and training. Recurring revenue includes, consumables and reagent kits, quarterly workflow subscriptions, annual or multi-year subscriptions arrangements (e.g. Reagent Rental), and fixed fee extended warranty and service programs. Partnership, license and other revenue consists of strategic partnerships, as well as joint development and collaboration agreements where we provide services for the development of new workflows, cells or organism types, revenue from licenses of intellectual property, and other revenue. See Note 6 to our condensed consolidated financial statements for additional information regarding how our product and service revenue is generated through our platform, recurring and partnerships, license and other revenue streams.

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

Gross profit and gross margin. Gross profit is calculated as revenue less cost of sales. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including: market conditions that may impact our pricing; sales mix among platform access options, including the regional mix of sales; sales mix changes among consumables, platforms and services; product mix changes between established products and new products; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume; and product warranty obligations.
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

Restructuring. Our restructuring expense primarily consists of one-time cash severance benefits associated with the termination of certain employees. Restructuring expense can also include infrastructure charges to vacate facilities and contract cancellation costs. (see Note 14 to our condensed consolidated financial statements for additional information).
Other income (expense)
Interest expense. Interest expense consists primarily of interest related to borrowings under our debt obligations.

Interest income. Interest income primarily consists of interest earned on our cash, cash equivalents and short-term available-for-sale debt securities. We sold our short-term available for sale debt securities during March 2023.

Other income (expense), net. Other income (expense), net consists primarily of foreign currency exchange gains and losses. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar, primarily related to our operations in the United Kingdom and China. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates. During the three months ended March 31, 2023, other income (expense) also included debt refinancing costs.

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
Liquidity and capital resources
As of March 31, 2023, we had approximately $51.6 million in cash, cash equivalents and marketable securities which were primarily held in U.S. short-term bank deposit accounts and money market funds. Restricted cash of $70.1 million at March 31, 2023 relates to a letter of credit with an international customer. We have generated negative cash flows from operations since inception through March 31, 2023.

We expect to incur additional operating losses in the foreseeable future as we continue to invest in the research and development of our product offerings, commercialize and launch platforms, and expand into new markets. Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new facilities as well as our manufacturing operations, the expansion of sales and marketing and the introduction of new products. Our future capital needs may also depend upon factors affecting the macroeconomic environment. We have implemented measures to reduce our costs to extend our cash runway, including conducting reductions in force.

On March 21, 2023, we completed the IsoPlexis Merger. In the future we may enter into additional arrangements to acquire or invest in businesses, services and technologies, and any such acquisitions or investments could significantly increase our capital needs.

As discussed in Note 1 to our condensed consolidated financial statements, certain factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance of such financial statements. Management’s intent is to implement plans that will allow us to continue as a going concern. We intend to improve operating cash flow by increasing our revenue and lowering our operational costs. New commercial leadership, geographic expansion, and a refined product roadmap are expected to drive revenue growth, and significant cost synergies as a result of the IsoPlexis Merger and are expected to lower operating expenses. Cost synergies are expected to be accomplished by eliminating duplicative costs associated with maintaining the infrastructure needed by public companies, complementary R&D capabilities, marketing resources and sales operations, and manufacturing, supply chain, logistics and operations synergies. In addition, we are evaluating financing options including the potential to raise equity and debt financing. While management is focused on these efforts, there can be no assurance that we will be successful in doing so.

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
East West Bank Loan and Security Agreement
On May 23, 2018, we entered into a Loan and Security Agreement (“Loan Agreement”) with East West Bank (“EWB”) to provide a $20.0 million term loan facility (“Term Loan”). The loan facility was fully drawn as of May 23, 2018.

On June 30, 2021, we entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with EWB. Pursuant to the Amended Loan Agreement, EWB provided a $20.0 million term loan (“Amended Term Loan”) which was used to refinance the Term Loan outstanding under the Loan Agreement dated May 23, 2018. The Amended Term Loan had a maturity of 48 months and a fixed interest rate of 4.17%. In addition, the Amended Term Loan had an initial interest-only period of 24 months, which could have been extended up to two times, each by an additional six months, if certain EBITDA tests as set forth in the Amended Loan Agreement are satisfied.

On March 21, 2023, we entered into a Second Amended and Restated Loan and Security Agreement (“Second Amended Loan Agreement”) with EWB. Pursuant to the Second Amended Loan Agreement, EWB increased the existing Amended Term Loan amount of $20.0 million by $50.0 million to an aggregate outstanding principal of $70.0 million (“Second Amended Term Loan”). We used the proceeds from the Second Amended Term Loan to repay $52.5 million of indebtedness (including prepayment premium and interest) with Perceptive held by IsoPlexis (“Perceptive Credit Agreement”). Associated with these transactions, a $0.9 million loss on extinguishment of debt was recorded in Other expense, net on our condensed consolidated statement of operations during the three months ended March 31, 2023.

The Second Amended Term Loan has a maturity of 60 months and bears interest at a variable rate per annum equal to (i) the greater of 6.25% or the variable rate of interest, per annum, most recently announced by EWB as its prime rate, plus (ii) one-half of one percent (0.5%). In addition, the Second Amended Term Loan has an initial interest-only period of 24 months, which can be extended up to two times, each by an additional six months, if certain EBITDA tests as set forth in the Second Amended Loan Agreement are satisfied. The Second Amended Term loan carries a prepayment penalty equal to one percent (1%) of the amount of any prepayment of the outstanding balance, if the prepayment is made before the first anniversary of the loan closing date. The Second Amended Loan Agreement was accounted for as a debt extinguishment and we capitalized incremental debt issuance costs.

The Second Amended Term Loan is guaranteed by certain of our domestic subsidiaries (such subsidiaries, together with the Company, the “Credit Parties”). The Second Amended Loan Agreement grants EWB a security interest in and liens on substantially all assets of the Company and the other Credit Parties, excluding intellectual property, provided, that if we do not satisfy a liquidity test set forth in Second Amended Loan Agreement, the Credit Parties will be required to grant a first-priority security interest in their intellectual property. In addition, certain other terms of the original agreements as previously in effect were amended by the Second Amended Loan Agreement, including certain financial covenants. For example, we must maintain cash and cash equivalents of no less than $70.0 million in the aggregate at all times in a deposit account with EWB that is assigned to EWB, which was recorded as restricted cash on the condensed consolidated balance sheets. As a result, the deposit of $70.0 million was recorded as restricted cash on our condensed consolidated balance sheet. In addition, if our cash and cash equivalents balance at EWB falls below $100.0 million, we are then required to maintain specific minimum EBITDA amounts at all times thereafter.

The Second Amended Loan Agreement contains customary affirmative and negative covenants, including limitations on mergers, asset sales, liens, investments, and indebtedness. As of March 31, 2023, we were in compliance with the Second Amended Loan Agreement.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(19,553)	$(10,069)
Investing activities	5,735	(4,375)
Financing activities	48,995	1,022
Net increase (decrease) in cash, cash equivalents and restricted cash	$35,177	$(13,422)
Operating activities

Net cash used in operating activities of $19.6 million for the three months ended March 31, 2023 was attributable to a net loss of $23.4 million and a net cash outflow of $5.5 million from changes in our operating assets and liabilities. These were partially offset by non-cash adjustments of $9.3 million, mainly consisting of stock-based compensation, equity awards issued for bonuses and depreciation and amortization expense.

Net cash used in operating activities of $10.1 million for the three months ended March 31, 2022 was primarily due to a net loss of $21.4 million, partially offset by non-cash adjustments of $8.1 million, mainly consisting of stock-based compensation and depreciation expense and a net cash inflow from changes in our operating assets and liabilities of $3.2 million, primarily due to a decrease in our accounts receivable.

Investing activities

Net cash provided by investing activities of $5.7 million during the three months ended March 31, 2023 was primarily attributable to the net sale of $46.7 million of available-for-sale marketable securities during the quarter, partially offset by $40.3 million in cash paid for the IsoPlexis Merger (net of cash acquired in the acquisition).

Net cash used in investing activities was $4.4 million during the three months ended March 31, 2022 and was entirely attributable to the purchase of property, plant and equipment. Capital expenditures for the first quarter of 2022 included the expansion of our BioFoundry operations to support current and planned programs as well as leasehold improvements related to our offices in Boston, Massachusetts.
Financing activities
Net cash provided by financing activities was $49.0 million during the three months ended March 31, 2023 and was primarily related to $48.8 million in proceeds from the issuance of long-term debt, net of issuance costs as a result of refinancing our term loan with EWB.
Net cash provided by financing activities was $1.0 million during the three months ended March 31, 2022 and primarily related to proceeds received from the issuance of common stock upon the exercise of stock options as well as proceeds received related to the issuance of common stock under our employee stock purchase plan.
Concentration of credit risk
Most of our customers are located in the United States and Asia Pacific. For the three months ended March 31, 2023 and, three customers accounted for 39%, 10% and 10% of revenue. For the three months ended March 31, 2022, three customers accounted for 18%, 13%, and 10% of revenue.

As of March 31, 2023, three customers comprised 25%, 14% and 12% of accounts receivable. As of December 31, 2022, two customers accounted for 24% and 11% of accounts receivable.
Contractual obligations and commitments
The following table summarizes our commitments to settle contractual obligations as of March 31, 2023:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Debt obligations, including interest (1)	$96,233	$4,545	$19,729	$71,959	$—
Lease commitments (2)	34,561	4,691	12,249	10,157	7,464
Purchase Obligations (3)	29,736	21,660	8,076	—	—
Total	$160,530	$30,896	$40,054	$82,116	$7,464
(1)As of March 31, 2023, the outstanding balance of our term loan under the EWB Loan Agreement was $70.0 million. Borrowings under the term loan mature on June 30, 2025 and accrue interest at a variable rate per annum equal to the Prime Rate plus one-half of one percent (0.5%).
(2)Represents commitments under our non-cancelable office and facility leases.
(3)Purchase obligations relate primarily to our contract manufacturer which manufactures our Optofluidic instruments and makes advance purchases of components based on our sales forecasts and the placement of property by us, as well as the commitments made to certain providers of components of our consumable manufacturing. To the extent components are purchased by the contract manufacturer on our behalf and cannot be used by the contract manufacturer’s other customers, we are obligated to purchase such components.
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
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K, with the exception of the following critical accounting policies and estimates related to the IsoPlexis Merger.
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the Acquisition Date and may be subject to adjustment within the measurement period, which may be up to one year from the Acquisition Date. We do not amortize goodwill and intangible assets with indefinite useful lives. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in our stock price or market capitalization. During the three months ended March 31, 2023, we experienced a decline in our market capitalization as a result of a sustained decrease in our stock price. Although we only recently acquired goodwill, as we operate as a single reporting unit, this sustained decrease was considered to represent a triggering event requiring management to perform a quantitative goodwill impairment test as of March 31, 2023. Refer to Note 8, Goodwill and Other Intangible Assets, for further information.

Intangible assets with finite useful lives are amortized over their estimated useful lives, generally on a straight-line basis, and are reviewed for impairment when facts or circumstances indicate that the carrying value of these assets may not be recoverable.

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances indicate that the carrying value of an asset may not be recoverable. Should there be an indication of impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2023 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On March 21, 2023, we completed the IsoPlexis Merger. This resulted in us implementing new processes and internal controls to assist us in the preparation and disclosure of financial information associated with the transaction. Given the magnitude of the IsoPlexis Merger and the complexity of the applicable systems and business processes, we have excluded IsoPlexis from our assessment and report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), during the most recently completed fiscal quarter.
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

Part II. OTHER INFORMATION.
Item 1.    Legal Proceedings.
See Note 17 to our condensed consolidated financial statements for legal proceedings and related matters.
Item 1A. Risk Factors.
Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on February 23, 2023. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional funding to meet our operational needs, we may be forced to limit or cease our operations and/or liquidate our assets.

Although our unaudited consolidated interim financial statements have been prepared assuming our company will continue as a going concern, our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to satisfy our obligations as they become due within one year from the date of filing of this Quarterly Report on Form 10-Q. For the three months ended March 31, 2023, we had a consolidated net loss of $23.4 million and had an accumulated deficit of $385.1 million as of March 31, 2023. Cash, cash equivalents and marketable securities were $51.6 million as of March 31, 2023. We expect to incur additional operating losses in the foreseeable future as we continue to invest in the research and development of our product offerings, commercialize and launch platforms, and expand into new markets. Although we intend to improve operating cash flow by increasing our revenue and lowering our operational costs, we may not succeed in driving revenue growth, including through new commercial leadership, geographic expansion or a refined product roadmap, or in lowering operating expenses, including through the cost synergies expected as a result of the IsoPlexis Merger by eliminating duplicative costs associated with maintaining the infrastructure needed by public companies, complementary R&D capabilities, marketing resources and sales operations, and manufacturing, supply chain, logistics and operations synergies. If at any time in the future we are unable to continue as a going concern, we may be forced to seek protection from our creditors through bankruptcy proceedings, discontinue operations, and liquidate our assets, and we may receive less than the value at which those assets are carried on our unaudited interim financial statements. Any of these outcomes could cause our stockholders to lose some or all of their investment.

Even if we are able to raise significant additional capital necessary to continue our operations over the next year, if we are unable to obtain additional adequate financing on terms satisfactory to us, or at all, when we require it, our ability to continue to pursue our business objectives, develop our technology and products, and respond to business opportunities, challenges, unforeseen circumstances or developments could be significantly limited, and our business, financial condition, results of operations and prospects could be materially and adversely affected.

The failure to successfully integrate the businesses and operations of Berkeley Lights and IsoPlexis in the expected time frame may adversely affect the combined company’s future results.

On March 21, 2023, we completed the IsoPlexis Merger, and the newly combined company was renamed PhenomeX. The future success of the IsoPlexis Merger, including its anticipated benefits, depends, in part, on our ability to optimize our combined operations, which is a complex, costly and time-consuming process. There can be no assurances that the businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of Berkeley Lights and IsoPlexis in order to realize the anticipated benefits of the merger so the combined company performs as expected:
•combining the companies’ operations and corporate functions;
•combining the companies’ businesses and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the merger, the failure of which would result in the anticipated benefits of the merger not being realized in the time frame currently anticipated or at all;
•integrating personnel from the two companies;
•integrating the companies’ technologies;
•integrating and unifying the offerings and services available to customers;
•identifying and eliminating redundant and underperforming functions and assets;
•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing agreements with customers, suppliers, distributors and vendors and avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the companies’ administrative and information technology infrastructure;
•coordinating distribution and marketing efforts;
•managing the movement of certain positions to different locations;
•coordinating geographically dispersed organizations; and
•effecting actions that may be required in connection with obtaining regulatory approvals.

In addition, at times the attention of certain members of management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to us, which may disrupt the business of the combined company.

If our goodwill or intangible assets become impaired, we may be required to record a significant charges against earnings.

We have recorded goodwill related to the closing of the IsoPlexis Merger, and a significant portion of the purchase price of any companies we acquire in the future may be allocated to acquired goodwill and other intangible assets. Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value of our goodwill and other intangible assets may not be recoverable. Goodwill is required to be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in our stock price or market capitalization. If our acquisitions do not yield expected returns, our stock price declines or any other adverse change in market conditions occurs, a change to the estimation of fair value could result.

For example, during the three months ended March 31, 2023, we experienced a decline in our market capitalization as a result of a sustained decrease in our stock price. Although we only recently acquired goodwill, as we operate as a single reporting unit, this sustained decrease was considered to represent a triggering event requiring management to perform a quantitative goodwill impairment test as of March 31, 2023. While we ultimately did not record a goodwill impairment charge during the three months ended March 31, 2023, any further adverse changes in our business environment, stock price, market capitalization and future cash flow projections could result in additional impairment charges to our intangible assets or goodwill, particularly if such change impacts any of our critical assumptions or estimates, and may have a negative impact on our financial position and operating results.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Events or factors such as a severe or prolonged economic downturn, or additional global financial crises, whether related to the ongoing COVID-19 pandemic or not, or macroeconomic issues caused by events such as the Russia-Ukraine conflict, inflation, rising interest rates, availability of capital markets, concerns about the stability and liquidity of certain financial institutions, energy availability and costs or governmental initiatives to manage economic conditions, could result in a variety of risks to our business, including weakened demand for our platforms and our workflows, systems and instruments, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption.

Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the U.S. Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, other institutions have been and may continue to be swept into receivership. Given that our balance in our deposit account with SVB does not exceed the FDIC-insured limit of $250,000, we have not yet experienced an adverse impact to our liquidity or to our business operations, financial condition, or results of operations as a result of these recent events. However, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures. Uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry.

We cannot predict changes in worldwide or regional economic conditions and government policies, as such conditions are highly volatile and beyond our control. If these conditions deteriorate for extended periods, however, our business, results of operations and financial condition could be materially adversely affected.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay employees, key vendors and others.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay employees, key vendors and others. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition. In addition, in such circumstances we might not be able to timely pay employees, key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s current insurance limit. For example, the Second Amended Loan Agreement with EWB requires us to maintain $70.0 million of cash in a deposit account with EWB that is assigned to EWB. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of some or all of such funds) or to timely pay employees, key vendors and others could have a material adverse effect on our operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Unregistered Securities
There were no unregistered sales of the Company's equity securities during the three months ended March 31, 2023.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Berkeley Lights, Inc.	8-K	001-39388	3.1	3/21/2023
3.2	Amended and Restated Bylaws of PhenomeX Inc.	8-K	001-39388	3.2	3/21/2023
4.1	Warrant Certificate, dated as of March 21, 2023, by and between PhenomeX Inc., IsoPlexis Corporation and Perceptive Credit Holdings III, LP.	8-K	001-39388	10.2	3/21/2023
10.1	Second Amended and Restated Loan and Security Agreement, dated March 21, 2023, by and between East West Bank, Berkeley Lights, Inc. and IsoPlexis Corporation	8-K	001-39388	10.1	3/21/2023
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
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

PhenomeX Inc.

Date: May 15, 2023	By:	/s/ Mehul Joshi
Mehul Joshi Chief Financial Officer (Principal Financial Officer)