Form 10-Q
period 2023-06-30
PhenomeX Inc.
filed 2023-08-14
CIK 1689657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, 99,296,604 shares of the registrant’s common stock, $0.00005 par value per share, were outstanding.

PHENOMEX INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
PhenomeX Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2023	December 31, 2022
(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$30,964	$86,522
Short-term marketable securities	—	46,252
Trade accounts receivable, net	14,375	18,534
Inventory	41,455	18,861
Prepaid expenses and other current assets	7,992	6,783
Total current assets	94,786	176,952
Restricted cash	93	—
Property and equipment, net	32,710	23,847
Operating lease right-of-use assets	26,224	23,326
Intangible assets, net	22,499	—
Other assets	2,020	1,969
Total assets	$178,332	$226,094
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$18,631	$10,092
Accrued expenses and other current liabilities	13,946	21,340
Current portion of long-term debt	—	4,966
Deferred revenue	9,648	9,092
Total current liabilities	42,225	45,490
Long-term debt	—	14,860
Deferred revenue, net of current portion	876	963
Lease liability, long-term	23,950	22,726
Total liabilities	67,051	84,039
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.00005 par value. Authorized 300,000,000 shares on June 30, 2023 and December 31, 2022; issued and outstanding 99,113,089 and 72,169,052 shares on June 30, 2023 and December 31, 2022, respectively	5	4
Additional paid-in capital	546,538	503,708
Accumulated deficit	(435,312)	(361,648)
Accumulated other comprehensive income (loss)	50	(9)
Total stockholders’ equity	111,281	142,055
Total liabilities and stockholders’ equity	$178,332	$226,094
See accompanying notes to these condensed consolidated financial statements.

PhenomeX Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenue:
Product revenue	$10,304	$9,468	$18,682	$19,242
Service and other revenue	3,758	9,682	13,896	20,114
Total revenue	14,062	19,150	32,578	39,356
Cost of sales:
Product cost of sales	7,089	2,614	11,001	5,309
Service cost of sales	930	3,610	2,106	7,294
Total cost of sales	8,019	6,224	13,107	12,603
Gross profit	6,043	12,926	19,471	26,753
Operating expenses:
Research and development	9,342	18,178	17,763	35,751
Selling, general and administrative	26,258	20,295	52,805	37,822
Restructuring	1,093	—	2,383	—
Loss on impairment of goodwill	16,557	—	16,557	—
Total operating expenses	53,250	38,473	89,508	73,573
Loss from operations	(47,207)	(25,547)	(70,037)	(46,820)
Other income (expense):
Interest expense	(1,632)	(227)	(2,016)	(451)
Interest income	694	53	1,521	87
Other income (expense), net	(2,049)	(22)	(3,061)	35
Loss before income taxes	(50,194)	(25,743)	(73,593)	(47,149)
Provision for income taxes	51	4	71	24
Net loss	$(50,245)	$(25,747)	$(73,664)	$(47,173)

Net loss attributable to common stockholders per share, basic and diluted	$(0.51)	$(0.38)	$(0.84)	$(0.70)
Weighted-average shares used in calculating net loss per share, basic and diluted	98,900,780	67,985,664	87,394,201	67,842,372
See accompanying notes to these condensed consolidated financial statements.

PhenomeX Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022

Net loss	$(50,245)	$(25,747)	$(73,664)	$(47,173)
Other comprehensive income (loss):
Foreign currency translation adjustments	53	—	50	—
Unrealized gain on marketable securities, net of tax	—	(19)	9	(19)
Other comprehensive income (loss):	53	(19)	59	(19)
Comprehensive loss	$(50,192)	$(25,766)	$(73,605)	$(47,192)
See accompanying notes to these condensed consolidated financial statements.

PhenomeX Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances on March 31, 2023	98,744,915	$5	$542,805	$(385,067)	$(3)	$157,740
Shares issued in connection with:
Exercise of stock options	55,875	—	35	—	—	35
Vesting of restricted stock units	312,299	—	—	—	—	—
Stock-based compensation	—	—	3,698	—	—	3,698
Foreign currency translation adjustments	—	—	—	—	53	53
Net loss	—	—	—	(50,245)	—	(50,245)
Balances on June 30, 2023	99,113,089	$5	$546,538	$(435,312)	$50	$111,281

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances on March 31, 2022	67,820,115	$4	$478,231	$(285,034)	$—	$193,201
Shares issued in connection with:
Exercise of stock options	181,013	—	354	—	—	354
Vesting of restricted stock units	272,804	—	—	—	—	—
Stock-based compensation	—	—	6,627	—	—	6,627
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(19)	(19)
Net loss	—	—	—	(25,747)	—	(25,747)
Balances on June 30, 2022	68,273,932	$4	$485,212	$(310,781)	$(19)	$174,416

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances on December 31, 2022	72,169,052	$4	$503,708	$(361,648)	$(9)	$142,055
Common stock issued for IsoPlexis Merger	24,945,611	1	31,929	—	—	31,930
Fair value of vested IsoPlexis options attributable to pre-merger service	—	—	306	—	—	306
Fair value of IsoPlexis Warrant at Acquisition Date	—	—	170	—	—	170
Shares issued in connection with:
Exercise of stock options	134,234	—	64	—	—	64
Vesting of restricted stock units	597,428	—	—	—	—	—
Employee stock purchase plan	121,863	—	166	—	—	166
Restricted Stock Units issued for 2022 Bonuses (1)	1,144,901	—	2,107	—	—	2,107
Stock-based compensation	—	—	8,088	—	—	8,088
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	9	9
Foreign currency translation adjustments	—	—	—	—	50	50
Net loss	—	—	—	(73,664)	—	(73,664)
Balances on June 30, 2023	99,113,089	$5	$546,538	$(435,312)	$50	$111,281

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount
Balances on December 31, 2021	67,595,535	$4	$471,820	$(263,608)	$—	$208,216
Shares issued in connection with:	—
Exercise of stock options	262,667	—	766	—	—	766
Vesting of restricted stock units	300,384	—	—	—	—	—
Employee stock purchase plan	115,346		610		—	610
Stock-based compensation	—	—	12,016	—	—	12,016
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(19)	(19)
Net loss	—	—	—	(47,173)	—	(47,173)
Balances on June 30, 2022	68,273,932	$4	$485,212	$(310,781)	$(19)	$174,416
See accompanying notes to these condensed consolidated financial statements.
(1) Annual bonuses for certain employees related to fiscal year 2022 were not paid in cash and instead the Company issued fully vested restricted stock units on March 3, 2023 with a grant date fair value of $1.84 per share. The associated expense was recorded in 2022, the period in which the bonus was earned.

PhenomeX Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In thousands)	2023	2022

Cash flows from operating activities:
Net loss	$(73,664)	$(47,173)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on impairment of goodwill	16,557	—
Depreciation and amortization	6,202	4,431
Stock-based compensation	8,119	11,958
Restricted stock units issued for 2022 Bonuses	2,107	—
Amortization of operating lease right-of-use assets	2,076	1,538
Non-cash interest and other expense related to debt and note receivable agreements	63	32
Provision for excess and obsolete inventory	1,899	479
Provision for doubtful accounts	208	—
Loss on debt extinguishment	1,230	—
Loss on disposal and impairment of property and equipment	306	27
Realized loss on marketable securities	6	—
Other non-cash	(927)	271
Changes in operating assets and liabilities:
Trade accounts receivable	7,025	12,128
Inventory	(4,120)	(1,539)
Prepaid expenses, other current assets and other assets	3,449	1,340
Trade accounts payable	7,724	1,000
Deferred revenue	(929)	(4,400)
Accrued expenses and other current liabilities	(14,664)	(585)
Operating lease liabilities	(2,084)	(95)
Net cash used in operating activities	(39,417)	(20,588)
Cash flows from investing activities:
Purchase of property and equipment	(457)	(6,758)
Purchase of marketable securities	(2,451)	(9,372)
Proceeds from sales of marketable securities	36,749	—
Proceeds from maturities of marketable securities	12,400	—
Asset acquisition	(264)	—
Acquisitions, net of cash acquired	(40,285)	—
Net cash provided by (used in) investing activities	5,692	(16,130)
Cash flows from financing activities:
Repayment of term loan	(90,000)	—
Payment of term loan prepayment fees	(770)
Proceeds from issuance of term loan	70,000	—
Payment of debt issuance costs	(1,200)	—
Proceeds from issuance of common stock upon exercise of stock options	64	766
Proceeds from issuance of common stock under employee stock purchase plan	166	610
Net cash (used in) provided by financing activities	(21,740)	1,376
Net increase (decrease) in cash and cash equivalents and restricted cash	(55,465)	(35,342)
Cash, cash equivalents and restricted cash at beginning of period	86,522	178,366
Cash, cash equivalents and restricted cash at end of period	$31,057	$143,024
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

Liquidity
The Company has experienced losses from its operations since its inception and has relied primarily on equity and debt financing to fund its operations to date. For the three and six months ended June 30, 2023, the Company had a consolidated net loss of $50.2 million and $73.7 million, respectively, and as of June 30, 2023 had an accumulated deficit of $435.3 million. Cash and cash equivalents (including marketable securities classified as cash equivalents) were $31.0 million as of June 30, 2023.

On June 30, 2023, the Company repaid in full all outstanding indebtedness under the Second Amended and Restated Loan and Security Agreement (“Second Amended Loan Agreement”) dated as of March 21, 2023, among, inter alios, the Company, IsoPlexis Corporation, a Delaware corporation and East West Bank, a California banking corporation (“EWB”), and upon such repayment, the Second Amended Loan Agreement and all related guarantees and loan documents were terminated and have no further force and effect. The Company entered into the Second Amended Loan Agreement with EWB on March 21, 2023 to increase the Company’s and EWB’s term loan amount of $20.0 million by $50.0 million to an aggregate outstanding principal of $70.0 million. The proceeds were used to repay $52.5 million of indebtedness (including prepayment premium and interest) held by IsoPlexis on the acquisition date. Under the terms of the Second Amended Loan Agreement, the Company was required to maintain cash and cash equivalents of no less than $70.0 million in the aggregate at all times in a deposit account with EWB that is assigned to EWB. Because such cash was restricted and unavailable for use in financing operations, management elected to prepay the outstanding balance. As of June 30, 2023, the

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company has not entered into any further financing arrangements. See Note 12 for additional information on our Second Amended Loan Agreement with EWB.

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
Management’s intent is to implement plans that will allow the Company to continue as a going concern. The Company intends to improve operating cash flow by increasing its revenue and lowering its operational costs. New commercial leadership, geographic expansion, and a refined product roadmap are expected to drive revenue growth, and significant cost synergies as a result of the IsoPlexis Merger and are expected to lower operating expenses. Cost synergies are expected to be accomplished by eliminating duplicative costs associated with maintaining the infrastructure needed by public companies, complementary research and development (“R&D”) capabilities, marketing resources and sales operations, and manufacturing, supply chain, logistics and operations synergies. In addition, the Company has launched a process to explore, review and evaluate a range of potential strategic alternatives focused on addressing capital requirements and maximizing stockholder value. While management is focused on these efforts, there can be no assurance that the Company will be successful in doing so.
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
The Company records cash and cash equivalents as restricted when it is unable to freely use such cash and cash equivalents for general operating purposes. As of June 30, 2023, restricted cash consisted of $0.1 million related to a letter of credit with an international customer.
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the Company’s condensed consolidated balance sheets to the totals presented on the condensed consolidated statements of cash flows (in thousands):

	June 30, 2023	December 31, 2022
Cash	$28,060	$63,596
Cash equivalents	2,904	22,926
Restricted cash	93	—
Total cash, cash equivalents and restricted cash as presented on the condensed consolidated statements of cash flows	$31,057	$86,522

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company estimates the fair value of the majority of stock option awards on the grant date using the Black-Scholes option-pricing model. For option awards that include a goal tied to the Company share price (i.e., a market condition), the Company uses a Monte Carlo simulation to estimate the fair value.
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

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Business Combinations
The Company records tangible and intangible assets acquired and liabilities assumed in a business combination using the purchase method of accounting. The excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill. The allocation of purchase consideration in a business combination requires the Company to make significant estimates and assumptions. Such estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the Acquisition Date, the Company may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or the final determination of the fair value, whichever comes first, any subsequent adjustments are recorded to the consolidated statement of operations. Transaction costs associated with business combinations are expensed as they are incurred.

Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the Acquisition Date and may be subject to adjustment within the measurement period, which may be up to one year from the Acquisition Date. The Company does not amortize goodwill rather; goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization.
To determine whether goodwill is impaired, the Company performs a quantitative impairment test whereby the Company estimates the fair values of its single reporting unit using a combination of an income and market approach. To determine the fair value, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include the valuation methodology itself, as well as inputs to the valuation model. The Company utilizes a combination of an income and market approach to assess the fair value of the reporting unit. The income approach considers the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate and projected future economic and market conditions while the guideline public company market approach considers marketplace earnings multiples from within a peer public company group. These assumptions require significant judgement.
To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs.

During the six months ended June 30, 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price. This sustained decrease was considered to represent a triggering event requiring management to perform a quantitative goodwill impairment test as of June 30, 2023. As a result of the impairment test, the Company fully impaired its goodwill and recorded a loss on impairment of goodwill of $16.6 million. Refer to Note 8 for further information regarding Goodwill and Intangible Assets.

Intangible assets with finite useful lives are amortized over their estimated useful lives, generally on a straight-line basis, and are reviewed for impairment when facts or circumstances indicate that the carrying value of these assets may not be recoverable. As discussed above, during the six months ended June 30, 2023, the Company experienced a decline in market capitalization resulting from a sustained decrease in stock price and also recorded a $16.6 million loss on impairment of goodwill. Management considered these events to be triggering events and

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
reviewed its single long-lived asset group (including its intangible assets) for impairment. Because the sum of future undiscounted cash flows for the asset group exceeded the carrying value of the asset group, management concluded the assets were recoverable and no impairment charge was recorded.

The Company does not have any indefinite-lived intangible assets as of June 30, 2023.

Long-Lived Assets
Long-lived assets, including property, plant and equipment and finite-lived intangible assets, are amortized over their estimated useful lives, generally on a straight line basis, and are reviewed for impairment whenever facts or circumstances indicate that the carrying value of an asset may not be recoverable. Should there be an indication of impairment, the Company first tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset group to the carrying amount of that asset group. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, the Company is then required to estimate the fair value of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss.
During the six months ended June 30, 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price. This sustained decrease was considered to represent a triggering event requiring management to perform a quantitative impairment test of its long-lived assets as of June 30, 2023. Because the sum of future estimated undiscounted cash flows for the Company’s single asset group exceeded its carrying value, the Company concluded there was no impairment as of June 30, 2023. Refer to Note 8, Goodwill and Other Intangible Assets, and Note 10, Property and Equipment, Net, for further information.

Foreign currency translation and transactions
The Company assesses the functional currency of each of its international subsidiaries. For subsidiaries where the functional currency is the U.S. dollar, gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar are included in “Other income (expense), net” in the condensed consolidated statement of operations.
For subsidiaries where the functional currency is the local currency, the translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and revenue and expense accounts using the average exchange rate during each period. The gains and losses resulting from the translation are included in accumulated other comprehensive loss in stockholders’ equity and are excluded from net loss. The portions of intercompany accounts receivable and accounts payable that are intended for settlement are translated at exchange rates in effect at the balance sheet date.

Research and development state tax credits
R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits a qualified small business engaged in R&D activities within Connecticut to exchange its unused R&D tax credits for a cash amount equal to 65% of the value of exchanged credits, are recorded as a receivable and other income in the year the R&D tax credits relate to, as it is reasonably assured that the R&D tax credits will be received, based upon the Company’s history of filing for and receiving the tax credits. R&D tax credits receivable where cash is expected to be received by the Company more than one year after the balance sheet date are classified as noncurrent in the consolidated balance sheets. The Company has recorded $0.2 million of R&D tax credits receivable as of June 30, 2023.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Warrants
On March 21, 2023, and in connection with the closing of the IsoPlexis Merger, PhenomeX, IsoPlexis and Perceptive Credit Holdings III, LP (“Perceptive”) executed a warrant certificate to purchase shares of PhenomeX stock (“Warrant Certificate”). The Company accounts for these common stock warrants as equity classified instruments in accordance with ASC 480, Distinguishing Liabilities from Equity.

(3)Marketable Securities
The Company may invest in available-for-sale marketable debt securities generally consisting of commercial paper and U.S. government securities with contractual maturities due within one year. Marketable securities with a maturity of three months or less when purchased are considered to be cash equivalents.

The following tables summarize the amortized costs and carrying value of the Company’s available-for-sale securities, by balance sheet classification and major security type, as of June 30, 2023 and December 31, 2022 (in thousands):

Marketable Securities reported as Cash Equivalents

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$2,904	$—	$—	$2,904
Total	$2,904	$—	$—	$2,904

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$2,354	$—	$—	$2,354
Commercial paper	16,606	—	(4)	16,602
U.S. agency securities	3,969	1	—	3,970
U.S. government securities	—	—	—	—
Total	$22,929	$1	$(4)	$22,926

Marketable Securities reported as Short-term Marketable Securities

As of June 30, 2023, the Company did not hold any short-term marketable securities. Realized gains/losses from the sale of short-term marketable securities during the three and six months ended June 30, 2023 were immaterial.

Short-term marketable securities on December 31, 2022 were as follows (in thousands):

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$22,158	$1	$(11)	$22,148
U.S. agency securities	4,941	1	—	4,942
U.S. government securities	19,159	5	(2)	19,162
Total	$46,258	$7	$(13)	$46,252

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Unrealized losses on available-for-sale debt securities as of December 31, 2022 were not significant and were primarily market driven due to changes in interest rates, and not due to increased credit risk associated with specific securities. Accordingly, the Company did not record an allowance for credit losses on these short-term investments as of December 31, 2022.

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

The Company controls credit risk through credit approvals and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of expected credit losses in its existing trade accounts receivable. As of June 30, 2023, the Company recorded an allowance for doubtful accounts of $0.2 million. As of December 31, 2022, the Company had not recorded any material allowance for doubtful accounts.

For the three months ended June 30, 2023, three customers accounted for 12%, 11% and 10% of revenue. For the six months ended June 30, 2023, one customer accounted for 22% of revenue. For the three months ended June 30, 2022, three customers accounted for 20%, 11% and 10% of revenue. For the six months ended June 30, 2022, three customers accounted for 16%, 11% and 10% of revenue.

As of June 30, 2023, two customers comprised 16% and 10% of accounts receivable. As of December 31, 2022, two customers accounted for 24% and 11% of accounts receivable.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
(2) Includes $50 million in principal repayment to retire debt of IsoPlexis, as required by change in control provisions of the debt, as well as prepayment penalties and accrued interest.
(3) Represents the fair value on March 21, 2023 of IsoPlexis options assumed by PhenomeX attributable to pre-combination service (see Note 13 for additional information).
(4) Represents the fair value of the IsoPlexis warrant assumed by PhenomeX at March 21, 2023 (see Note 13 for additional information).

Fair Value of Assets Acquired and Liabilities Assumed
The Company accounted for the IsoPlexis Merger as a business combination. The identifiable assets acquired and liabilities assumed are recorded at their fair values as of the Acquisition Date and are consolidated into the Company’s financial statements. The assignment of fair market value requires significant judgments regarding the estimates and assumptions used to value the acquired assets and liabilities assumed. In determining the fair values of the assets acquired and liabilities assumed, the Company utilized the cost, income and market approaches from the perspective of a market participant.
The following table summarizes the fair values for each major class of assets acquired and liabilities assumed at the Acquisition Date (in thousands). The Company used third party valuation professionals to aid in the determination of the estimated fair value of certain assets acquired and liabilities assumed. As of the date of this Quarterly Report, the allocation of the acquisition purchase price to the intangible assets acquired and the resulting goodwill has not been finalized. Management’s analysis of these items has not yet been completed because of the inherent complexities of estimating fair values of acquired patented technologies, customer relationships and trade names and trademarks. The fair value of the remaining assets acquired and liabilities assumed were determined by management based on its consideration of all currently available information and the allocation of consideration to these items can be considered final. Notwithstanding the above, as described in Note 8, Goodwill and Intangible Assets, management determined that there were indicators of asset impairment during the quarterly period ended June 30, 2023, and assessed the carrying values of the Company’s long-lived assets and goodwill.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended June 30, 2023, the Company recorded a $4.3 million increase to goodwill related to changes in estimates pertaining to the fair value of inventory and property and equipment. Of the $4.3 million increase to goodwill, approximately $2.2 million represents a correction of the opening balance sheet to reduce the fair value of acquired inventory.

Cash and cash equivalents	$12,197
Accounts receivable	3,075
Inventories	22,612
Prepaid expenses and other current assets	4,190
Property and equipment, net	11,562
Intangible assets	22,900
Goodwill	16,557
Operating lease right-of-use assets	4,975
Other assets	526
Total assets acquired	98,594
Accounts payable	2,359
Accrued expenses and other current liabilities	4,912
Deferred revenue	1,399
Operating lease obligations	5,036
Total liabilities assumed	13,706
Total consideration transferred	$84,888
Acquired Receivables
The fair value of accounts receivable acquired was $3.1 million.
Inventory
The fair value of inventory acquired was initially estimated to be $27.3 million. During the three months ended June 30, 2022, the initial estimate of fair value of inventory acquired in the opening balance sheet was decreased to $22.6 million (which included a step up from the acquired cost basis of $4.1 million) as a result of a correction of $2.2 million and a measurement period adjustment of $2.5 million.
Intangible Assets and Goodwill
Intangible assets include $11.7 million of patented technology, $7.7 million of customer relationships and $3.5 million of IsoPlexis trade names and trademarks. The intangible assets will be amortized over their respective useful lives which range from eight to fourteen years. Goodwill with a provisional assigned value of $16.6 million represents the excess of the consideration transferred over the estimated fair values of assets and liabilities assumed. None of the goodwill resulting from the IsoPlexis Merger is deductible for tax purposes. Refer to Note 8, Goodwill and Intangible Assets, for further information.
Transaction Costs
The Company recognized transaction costs associated with the IsoPlexis Merger of $3.5 million for the six months ended June 30, 2023, plus $2.8 million which was recognized in the fourth quarter of 2022. These costs are primarily related to professional services and are recorded in selling, general, and administrative expenses in the Company’s condensed consolidated statement of operations.

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

(in thousands)	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Total revenue	$14,062	$23,155	$34,232	$48,272
Net loss	$(50,245)	$(51,404)	$(116,708)	$(101,822)
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
•Accounting policies adjustment- IsoPlexis historically classified certain operations, quality and facility related costs in selling, general and administrative expenses. To align with PhenomeX accounting policies, these costs were reclassified to costs of goods sold or research and development. However, since this is a reclassification between expense line items on the condensed statement of operations, the adjustment does not have an impact on revenue or net loss for purposes of the pro forma financial information disclosed above.
For the three and six months ended June 30, 2023, IsoPlexis contributed total revenues of $1.9 million and $2.9 million, respectively, and operating losses (excluding goodwill impairment charges) of $13.0 million and $14.1 million, respectively, that were included in the Company’s condensed consolidated statements of operations. In addition, the Company signed an agreement to license, on an exclusive and perpetual basis, certain intellectual property acquired in the IsoPlexis Merger for $7.3 million (see Note 6 for additional information).

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6)Revenue From Contracts With Customers
The Company’s revenue consists of both product revenue and service and other revenue, which is primarily generated through the following revenue streams: (i) platform, (ii) recurring and (iii) partnership, license and other.
In the first quarter of 2023, the Company entered into a license arrangement whereby certain patents were licensed to a third party and for which the customer agreed to pay a non-refundable fee. For licenses of intellectual property, the Company recognizes revenue from non-refundable fees when the license is transferred to the customer and the customer is able to use and benefit from the license.

The following tables provide an overview of the Company’s revenue streams and how the Company reports revenue in its consolidated statements of operations:

Income Statement Classification	Product or Service sold	Revenue Stream

Product revenue	Sale of advanced automation systems (Beacon and Lightning systems, Culture Station)	Platform

	Software and workflow licenses	Platform

	Fixed term sales-type lease arrangements with qualified customers	Platform

	Quarterly workflow subscriptions, annual or multi-year subscriptions arrangements (e.g., TechAccess)	Recurring

	Consumables and reagent kits (e.g., OptoSelect chips)	Recurring

Service and other revenue	Strategic partnerships, joint development and collaboration agreements where we provide services for development of new workflows, cells or organism types	Partnership, License and Other

	Application support, installation and training	Platform

	Fixed fee extended warranty and service programs	Recurring

	IP license revenue	Partnership, License and Other (1)
(1) License revenue relates to certain intellectual property acquired in the IsoPlexis Merger and subsequently licensed to a third party. License revenue related to the Company’s platforms (e.g., workflow licenses) is reported as Platform product revenue.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables provide information by revenue stream for the periods presented:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in thousands)	Product	Service and other	Total	Product	Service and Other	Total
Platform	$5,988	$482	$6,470	$11,761	$812	$12,573
Recurring	4,316	2,952	7,268	6,921	5,510	12,431
Partnership, License and Other (1)	—	324	324	—	7,574	7,574
Total revenue	$10,304	$3,758	$14,062	$18,682	$13,896	$32,578
(1) During the six months ended June 30, 2023, the Company signed an agreement to license, on an exclusive and perpetual basis, certain intellectual property acquired in the IsoPlexis Merger for $7.3 million (“License Agreement”). As the $7.3 million represented a non-refundable fee and the license was transferred to the customer during the quarter, the $7.3 million was recognized as revenue during the first quarter of 2023.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in thousands)	Product	Service and other	Total	Product	Service and Other	Total
Platform	$6,226	$200	$6,426	$12,973	$857	$13,830
Recurring	3,242	2,687	5,929	6,269	5,103	11,372
Partnership, License and Other	—	6,795	6,795	—	14,154	14,154
Total revenue	$9,468	$9,682	$19,150	$19,242	$20,114	$39,356

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

As of June 30, 2023, the aggregate amount of remaining performance obligations that are unsatisfied or partially unsatisfied related to customer contracts in excess of one year was $10.4 million, which, to the extent invoiced, is included in deferred revenue on the condensed consolidated balance sheets, of which approximately 50% is expected to be recognized as revenue in the next 12 months, with the remainder recognized afterwards.
Contract Balances
The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2023	December 31, 2022
Trade accounts receivable, net	$14,375	$18,534
Contract assets, which are included in “Prepaid expenses and other current assets”	$480	$1,283
Contract assets, long-term, which are included in “Other assets”	$442	$549
Deferred revenue (current)	$9,648	$9,092
Deferred revenue (non-current)	$876	$963

The contract liabilities of $10.5 million and $10.1 million as of June 30, 2023 and December 31, 2022, respectively, consisted of deferred revenue related to extended warranty service agreements, strategic partnerships and services agreements and advanced automation systems arrangements. Revenue recorded during the three and six months ended June 30, 2023 included $2.1 million and $4.9 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2022.
Sales-type Lease Arrangements
The Company also enters into sales-type lease arrangements with certain qualified customers. Revenue related to lease elements from sales-type leases is presented as product revenue and was none for the three and six months ended June 30, 2023 and 2022.

The following table presents the future maturity of the Company’s fixed-term customer leases and reconciles the undiscounted cash flows from the amounts due from customers under such arrangements as of June 30, 2023 (in thousands):

Year ending December 31,	Sales-Type Leases
Remainder of 2023 (1)	$223
2024	445
2025	408
2026	—
Total undiscounted cash flows	1,076
Less: unearned income	(143)
Total amounts due from customers (2)	$933
(1) During the six months ended June 30, 2023, the Company impaired the net investment of a sales-type lease with a customer. The write down of the respective contract asset of $0.8 million, net of the return of the underlying asset, was recorded as an impairment charge of $0.6 million within selling, general and administrative expense in the Company’s condensed consolidated statement of operations and the resulting return of the underlying asset was recorded as an addition to fixed assets in the Company’s condensed consolidated balance sheet.
(2) Of the $0.9 million, $0.1 million is recorded in trade accounts receivable, with the remaining balance recorded in contract assets.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)Balance Sheet Accounts
Trade accounts receivable, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Trade accounts receivable	$14,583	$18,534
Allowance for doubtful accounts	(208)	—
Total	$14,375	$18,534

Changes in the allowance for doubtful accounts were as follows (in thousands):

Six months ended June 30, 2023
Allowance for doubtful accounts, beginning of year	$—
Write-offs of uncollectible accounts	58
Provision for doubtful accounts	(266)
Allowance for doubtful accounts, end of period	$(208)

Inventory
The following table shows the components of inventory (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$30,143	$11,946
Work in progress	425	—
Finished goods	10,887	6,915
Total	$41,455	$18,861

Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	June 30, 2023	December 31, 2022
Contract asset	$480	$1,283
Vendor deposits	728	126
Deferred costs	365	472
Prepaid insurance	2,583	2,025
Other (1)	3,836	2,877
Total	$7,992	$6,783
(1) Other includes primarily prepaid rent expenses, software licenses and prepaid VAT.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued expenses and other current liabilities
The following table shows the components of accrued expenses and other current liabilities (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and employee related expenses	$6,116	$7,410
Lease liability – short-term	5,018	3,291
Accrued product warranty	654	749
Accrued legal expenses	518	8,271
Other (1)	1,640	1,619
Total	$13,946	$21,340
(1) Other includes accrued income taxes, sales taxes, accrued royalties and other miscellaneous accruals.
(8)Goodwill and Other Intangible Assets
Goodwill
On March 21, 2023, the Company completed the IsoPlexis Merger. Under the purchase method of accounting, the Company preliminarily recorded as goodwill, the $16.6 million excess of the Acquisition Date fair value of the consideration transferred over the estimated fair value of net tangible and identifiable intangible assets that it acquired.
The Company tests goodwill for impairment at the reporting unit level annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. During the three and six months ended June 30, 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price. The Company considered such sustained decrease to represent a triggering event requiring management to perform a quantitative goodwill impairment test as of June 30, 2023.

The Company utilized a combination of an income and market approach to assess the fair value of the reporting unit as of June 30, 2023. The income approach considers the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate and projected future economic and market conditions while the guideline public company market approach considers marketplace earnings multiples from within a peer public company group.

Based on the results of the quantitative goodwill impairment test, it was concluded that the estimated fair value of the Company’s single reporting unit was lower than its carrying value, as such, the Company recorded a goodwill impairment charge of $16.6 million during the three months ended June 30, 2023, which is included in the condensed consolidated statement of operations under the caption “Loss on impairment of goodwill”. As of June 30, 2023, cumulative goodwill impairment charges of $16.6 million were incurred.

The following table presents changes in the Company’s goodwill (in thousands):

Beginning balance, January 1, 2023	$—
Preliminary goodwill recognized in connection with the IsoPlexis Merger	12,246
Ending balance, March 31, 2023	12,246
Measurement period adjustments (1)	4,311
Impairment charge	(16,557)
Ending balance, June 30, 2023	$—
(1) Includes a $2.2 million correction of the opening balance sheet to reduce the fair value of acquired inventory.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

	June 30, 2023
(in thousands):	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	8	$7,700	$(280)	$7,420
Trade names	10	3,500	(97)	3,403
Patented technology	14	11,915	(239)	11,676
Total intangible assets		$23,115	$(616)	$22,499
Amortization expense was $577,000 and $616,000 for the three and six months ended June 30, 2023.
As discussed above, during the six months ended June 30, 2023, the Company experienced a decline in market capitalization resulting from a sustained decrease in stock price and recorded a $16.6 million loss on impairment of goodwill. Management considered these events to be triggering events and reviewed its single long-lived asset group (including its intangible assets) for impairment. Because the sum of future undiscounted cash flows for the asset group exceeded the carrying value of the asset group, management concluded the assets were recoverable and no impairment charge was recorded.

The estimated aggregate future amortization expense for intangible assets subject to amortization expense are summarized below (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of the finalization of the preliminary purchase price allocation of the IsoPlexis Merger, divestitures and other factors.

Estimated Future Amortization
Year Ending December 31:
Remainder of 2023	$1,091
2024	$2,164
2025	$2,164
2026	$2,164
2027	$2,164
(9)Fair Value of Financial Instruments
The following is a description of the valuation techniques the Company uses to measure the fair value of assets and reports fair value on a recurring basis:
•Cash equivalents: As of June 30, 2023, the Company’s cash equivalents consisted of money market funds. Money market funds are highly liquid investments and are actively traded and pricing information is readily available. Accordingly, the Company classifies these securities as Level 1 of the fair value hierarchy.
•Short Term Marketable Securities: As of June 30, 2023, the Company did not hold any short-term marketable securities. Generally, the Company values short-term marketable securities using quoted

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
prices in active markets for similar instruments. Accordingly, the Company classifies marketable securities as Level 2 of the fair value hierarchy.
The carrying amounts of the Company’s cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 approximate fair value due to their relatively short maturities.

As of June 30, 2023 and December 31, 2022, the fair value measurements of the Company’s assets measured on a recurring basis were as follows (in thousands):

	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,904	$2,904	$—	$—
Total assets measured at fair value	$2,904	$2,904	$—	$—

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,354	$2,354	$—	$—
Commercial paper	16,602	—	16,602	—
U.S. agency securities	3,970	—	3,970	—
Total cash equivalents	22,926	2,354	20,572	—

Debt securities, available for sale:
Commercial paper	22,148	—	22,148	—
U.S. agency securities	4,942	—	4,942	—
U.S. government securities	19,162	—	19,162	—
Total debt securities, available for sale	46,252	—	46,252	—
Total assets measured at fair value	$69,178	$2,354	$66,824	$—

As of June 30, 2023 and December 31, 2022, the carrying values and fair values of the Company’s financial instruments not measured at fair value were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities (1)	$—	$—	$19,826	$17,443
(1) The Company repaid in full all outstanding indebtedness on June 30,2023.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
(10)Property and Equipment, net
Property and equipment, net comprised the following (in thousands):

	June 30, 2023	December 31, 2022
Equipment, tooling and molds	$44,814	$36,152
Computer software and equipment	4,427	2,667
Furniture, fixtures and other	2,401	2,007
Leasehold improvements	11,978	10,836
Construction in process	1,304	1,409
Total property and equipment	64,924	53,071
Less: Accumulated depreciation	(32,214)	(29,224)
Property and equipment, net (1)	$32,710	$23,847
(1) As of December 31, 2022, Property and equipment, net included $0.1 million of assets held for sale.

Depreciation expense for the three and six months ended June 30, 2023 was $2.5 million and $4.6 million, respectively. Depreciation expense for the three and six months ended June 30, 2022 was $2.5 million and $4.4 million, respectively.

During the three and six months ended June 30, 2023 and 2022, losses on the impairment and disposal of property and equipment were not material.
(11)Leases
The Company leases office, manufacturing, distribution and laboratory facilities in various locations in the United States, primarily in Emeryville, California and Branford, Connecticut. The Company also leases facilities in Shanghai, China for office and laboratory facilities. On December 28, 2022, the Company entered into a sub-lease arrangement for its facility in Lexington, Massachusetts. Sub-lease income for the three and six months ended June 30, 2023 was $0.2 million and $0.3 million, respectively and was recorded as an offset to rent expense. There was no sub-lease income during the three and six months ended June 30, 2022.

Future payments associated with the Company’s operating lease liabilities as of June 30, 2023 are as follows (in thousands):

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Operating leases
Undiscounted lease payments for the year ending December 31,
Remainder of 2023	$3,121
2024	6,297
2025	5,952
2026	5,398
2027	4,759
Thereafter	7,464
Total undiscounted lease payments	32,991
Less: implied interest	(3,958)
Less: tenant improvement allowances receivable	(65)
Present value of operating lease payments	28,968
Less: current portion (1)	(5,018)
Total long-term operating lease liabilities	$23,950
(1) Included in the balance sheet caption “Accrued expenses and other current liabilities.”

Rent expense, net for the three and six months ended June 30, 2023 was $1.6 million and $2.5 million, respectively. Rent expense, net for the three and six months ended June 30, 2022 was $1.4 million and $2.5 million, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.8 million and $1.6 million for the three and six months ended June 30, 2023, respectively, including non-lease components such as common area maintenance fees. Variable lease payments for operating leases were $1.0 million and $1.8 million for the three and six months ended June 30, 2022, respectively, including non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six months ended June 30, 2023	Six months ended June 30, 2022
Right-of-use assets obtained for new operating lease liabilities	$—	$—
Right-of-use lease assets assumed in IsoPlexis Merger	$4,975	$—
Cash paid for amounts included in the measurement of lease liabilities	$3,123	$1,070
The following summarizes additional information related to operating leases:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	5.50	6.48
Weighted-average discount rate	4.72%	4.66%

The Company also enters into leasing transactions in which the Company is the lessor, which to date have been classified as sales-type leases. See Note 6 for the related sales-type lease disclosures.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On March 21, 2023, the Company entered into the Second Amended Loan Agreement with EWB. Pursuant to the Second Amended Loan Agreement, EWB increased the existing Amended Term Loan amount of $20.0 million by $50.0 million to an aggregate outstanding principal of $70.0 million (“Second Amended Term Loan”). The Second Amended Loan Agreement had a maturity of 60 months and a variable interest rate per annum equal to (i) the greater of 6.25% or the variable rate of interest, per annum most recently announced by EWB as its prime rate, plus (ii) one-half of one percent (0.5%). The Company used the proceeds from the Second Amended Term Loan to repay $52.5 million of indebtedness (including prepayment premium and interest) with Perceptive held by IsoPlexis (“Perceptive Credit Agreement”). Associated with these transactions, a $0.2 million loss on extinguishment of debt and a $0.7 million commitment fee associated with the Loan Agreement, was recorded in “Other expense, net” on the Company’s condensed consolidated statement of operations during the three months ended March 31, 2023.

On June 30, 2023, the Company repaid in full all outstanding indebtedness under the Second Amended Loan Agreement, and upon such repayment, the Second Amended Loan Agreement and all related guarantees and loan documents were terminated and have no further force and effect. The Second Amended Loan Agreement payoff of $71.2 million included the principal amount of $70.0 million, accrued interest of $0.5 million, an early termination fee of $0.7 million plus other related fees and expenses, which satisfied all of the Company’s indebtedness obligations thereunder. Associated with this repayment, a $1.8 million loss on extinguishment of debt (including the write off of deferred issuance costs amounting to $1.1 million at the payoff date), was recorded in “Other income (expense), net” on the Company’s condensed consolidated statement of operations during the three months ended June 30, 2023.

In connection with the repayment of such outstanding indebtedness obligations by the Company, all security interests, liens, pledges, financing statements, mortgages and other charges of whatever nature against the collateral and other encumbrances held by EWB securing the obligations of any loan party under the Second Amended Loan Agreement were automatically and irrevocably terminated and released.

Total interest cost incurred for the three and six months ended June 30, 2023 was $1.6 million and $2.0 million, respectively. Total interest cost incurred for the three and six months ended June 30, 2022 was $0.2 million and $0.5 million, respectively.

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

On March 21, 2023, PhenomeX assumed 304,619 IsoPlexis RSAs and 378,767 IsoPlexis stock options after applying the 0.612 conversion ratio. The Company accounted for the assumed equity awards as a modification under ASC 718 and recorded stock compensation expense of $0.1 million during the six months ended June 30, 2023 associated with the modification.
Future grants of equity awards will be issued under the Company’s 2020 Plan.

Warrant Certificate
On March 21, 2023, and in connection with the closing of the IsoPlexis Merger, PhenomeX, IsoPlexis and Perceptive executed the Warrant Certificate. Under the Warrant Certificate, the outstanding warrant (“IsoPlexis Warrant”) to purchase shares of common stock, par value $0.001, of IsoPlexis (“IsoPlexis Common Stock”), issued by IsoPlexis to Perceptive was assumed by PhenomeX and converted into a warrant (“PhenomeX Warrant”) to purchase shares of common stock, par value $0.00005, of PhenomeX (“PhenomeX Common Stock”), on the same terms and subject to the same conditions as were applicable to the IsoPlexis Warrant as of immediately prior to the Acquisition Date; provided, that the PhenomeX Warrant is exercisable for 496,560 shares of PhenomeX Common Stock (i.e., a number of shares of PhenomeX Common Stock equal to the number of shares of IsoPlexis Common Stock that were subject to the IsoPlexis Warrant multiplied by the 0.612 exchange ratio) and has an exercise price of $9.80 per share of PhenomeX Common Stock (i.e., the exercise price per share of IsoPlexis Common Stock that was applicable to the IsoPlexis Warrant divided by 0.612).

Restricted stock awards
As a result of the IsoPlexis Merger and as discussed above, the Company now has RSAs outstanding. RSAs are rights to receive shares of the Company’s Common Stock upon meeting specified vesting requirements. The fair value of a RSA is the market value as determined by the closing price of the Company’s stock on the original grant date.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-based compensation
Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of sales	$46	$68	$62	$119
Research and development	463	2,292	1,011	3,873
Selling, general and administrative	3,222	4,205	7,046	7,966
Total stock-based compensation	$3,731	$6,565	$8,119	$11,958

Stock-based compensation capitalized in inventory was not material as of June 30, 2023 and December 31, 2022.

(14)Restructuring
During 2022, the Company adopted a new strategic plan with the intention of reducing costs and better aligning the organization with the Company’s long-term goals. As a result, the Company approved a set of restructuring initiatives in 2022 and continued with similar initiatives in the first quarter and second quarter of 2023. During the three and six months ended June 30, 2023, the Company incurred restructuring charges of $1.1 million and $2.4 million, respectively, related to severance and other employee-related restructuring costs associated with the termination of approximately 15% of total full-time employees. As of June 30, 2023, the Company has substantially completed its restructuring efforts. It is unable to currently estimate future restructuring charges but will record any additional restructuring-related expenses as they are incurred.
Changes in the Company’s restructuring liability are set forth in the table below (in thousands):

	Employee severance and termination benefits	Non labor restructuring	Total
Accrual on January 1, 2023	$130	$107	$237
Restructuring liability assumed in IsoPlexis Merger	834	—	834
Restructuring charges	2,383	—	2,383
Cash payments	(2,832)	(107)	(2,939)
Non-cash settlements	—	—	—
Accrual on June 30, 2023	$515	$—	$515
Restructuring liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.
(15)Income Taxes
The Company’s provision for income taxes was $51,000 and $71,000, respectively, for the three and six months ended June 30, 2023, and $4,000 and $24,000, respectively, for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2023 and 2022, loss from operations before taxes consisted of amounts related to U.S. operations and the Company’s foreign operations. The Company maintains a full valuation allowance on its deferred tax assets and intends to do so until there is sufficient evidence to support the reversal of all or some portion of this allowance.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(16)Statements of Cash Flows
The supplemental cash flow information consists of the following (in thousands):

	Six months ended June 30,
	2023	2022
Cash paid for interest	$1,954	$278
Cash paid for income taxes	$317	$—

Non-cash investing and financing activities
Non-cash consideration for the acquisition of IsoPlexis	$32,406	$—
Property and equipment transferred to inventory	$104	$—
Inventory transferred to property and equipment (1)	$1,912	$—
Customer return of Beacon transferred to property and equipment (2)	$201	$—
Change in accounts payable and accrued liabilities related to purchases of property and equipment	$(68)	$(699)
(1) The non-cash transfer of inventory to property and equipment principally relates to Beacons that were transferred to the Company’s BioFoundry operations in the first half of 2023. Beacons that at inception are planned to be used in the Company’s BioFoundry operations will be categorized as “Purchase of property and equipment.”
(2) Refer to Note 6 under “Sales-type Lease Arrangements” for further information.
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

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
In January 2022, the PTAB of the USPTO issued a decision instituting IPR on U.S. Patent No. 10,087,408 (“408 Patent”) and a decision denying IPR on U.S. Patent No. 10,421,936. In February 2022, the PTAB issued a decision denying IPR on U.S. Patent No. 10,739,270. And in January 2023, the PTAB issued a final written decision declining to invalidate any challenged claim of the 408 Patent based on the grounds presented in the IPR. Subsequent to that decision, the Company filed a request for a rehearing of the 408 Patent IPR with the PTAB. In July 2023, following denial of the Company’s request for a rehearing, the Company appealed the PTAB’s final written decision on 408 Patent IPR to the U.S. Court of Appeals for the Federal Circuit. On August 4, 2023, the United States District Court for the Northern District of California issued an order lifting the stay in the litigation. The parties were directed to file a joint case management statement on August 22, 2023 and appear for a case management conference on August 29, 2023.
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
Securities Class Action
In December 2021, Victor J. Ng filed a securities class action complaint in the Northern District of California (“Securities Class Action”), which was amended on July 25, 2022. The Securities Class Action is on behalf of all persons who purchased or otherwise acquired: (a) Berkeley Lights common stock pursuant and/or traceable to certain July 2020 Initial Public Offering (“IPO”) offering documents and/or (b) securities of Berkeley Lights between July 17, 2020 and January 5, 2022, inclusive. The complaint alleges claims under §§10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rule 10b-5 promulgated thereunder as well as §§11, 12(a)(2) and 15 of the Securities Act of 1933. It names as defendants the Company, certain of the Company’s current and former senior executives and directors, the underwriter firms that sponsored the Company’s July 2020 IPO, and three firms that invested in the Company. The Company believes that the assertions in the Securities Class Action are without merit and intends to defend itself vigorously. The Company’s Motion to Dismiss is pending a decision from the court. Outcomes in litigation can be uncertain and it is possible a court may disagree with the Company’s positions. An adverse determination in the Securities Class Action could subject the Company to significant liabilities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Trademark Infringement
The Company entered into a non-financial settlement agreement which resolves a previously disclosed dispute filed by Phenomenex alleging trademark infringement.
The Company is not currently involved in any other claims or legal actions, nor is management aware of any potential claims or legal actions, for which the ultimate disposition could have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
No provision has been made for litigation because the Company believes that it is not probable that a liability has been incurred as of June 30, 2023.
Purchase commitments
The Company has entered into various purchase agreements, including inventory-related agreements with its contract manufacturers. Once these orders are placed, they are generally cancelable by providing notice prior to the expected ship date, however such cancellations could result in the Company incurring certain charges depending on the timing. The Company had non-cancellable purchase obligations to contract manufacturers and other suppliers of $21.2 million on June 30, 2023.
Product Warranty
The Company generally provides a one year assurance-type warranty on its platforms and chip consumables. The table below represents the activity in the product warranty accrual included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$788	$914	$749	$1,085
Warranty accrual assumed in IsoPlexis Merger	—	—	128	—
Adjustments to existing warranties	(236)	(185)	(349)	(430)
Provision for new warranties	161	179	294	342
Settlement of pre-existing warranties	(59)	(156)	(168)	(245)
Balance, end of period	$654	$752	$654	$752
(18)Net Loss Attributable to Common Stockholders Per Share
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards and unvested RSUs.

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders, basic and diluted	$(50,245)	$(25,747)	$(73,664)	$(47,173)
Denominator
Weighted-average shares used to compute net income per share, basic and diluted	98,900,780	67,985,664	87,394,201	67,842,372
Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.38)	$(0.84)	$(0.70)

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

	June 30,
	2023	2022
Warrants to purchase common stock	496,560	—
Options to purchase common stock	6,606,909	7,750,612
Restricted stock awards	290,774	—
Restricted stock units	8,636,618	4,241,025
Total	16,030,861	11,991,637

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
The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped (in thousands):

PhenomeX Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
North America	$7,568	$9,891	$21,623	$23,585
Asia Pacific (1)	1,584	7,201	4,731	12,236
Europe	4,910	2,058	6,224	3,535
	$14,062	$19,150	$32,578	$39,356
(1) Asia Pacific includes Australia.

As of June 30, 2023 and December 31, 2022, substantially all of the Company’s long-lived assets were located in the United States.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of forward-looking statements include, among others: our ability to continue as a going concern; maintaining the listing of our common stock on Nasdaq; the exploration, review and evaluation of a range of potential strategic alternatives focused on addressing capital requirements and maximizing stockholder value; our intention to improve operating cash flow by increasing our revenue and lowering our operational costs; our expectations regarding the drivers of expected revenue growth, including new commercial leadership, geographic expansion, and a refined product roadmap; our expectations regarding the timing to achieve our goal of generating positive operating cash flow in the fourth quarter of 2024; our expectations regarding anticipated returns on investment through increased focus and rigor on development initiatives; our strategy, plans and timing for acquisitions, growth, product development and expansion, the expected benefits of the IsoPlexis Merger, including the estimated cost synergies of the combined company in order to pursue profitability, lower operating expenses and advance the path to cash flow breakeven; our expectations regarding the drivers of our expected cost synergies, including eliminating duplicative costs associated with maintaining the infrastructure needed by public companies, complementary R&D capabilities, marketing resources and sales operations, and manufacturing, supply chain, logistics and operations synergies; and other expectations, outlooks and forecasts on our future business, operational and financial performance.

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

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 (“Annual Report”). Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” of our Annual Report, Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC.

Overview
PhenomeX is the combination of two companies, Berkeley Lights and IsoPlexis. Berkeley Lights acquired IsoPlexis on March 21, 2023 (“IsoPlexis Merger”) and the newly combined company was rebranded as PhenomeX.
PhenomeX is a life sciences tools company with a focus on functional cell biology. Our products and services provide customers with, among other offerings, Optofluidic platforms such as the Beacon, Beacon Select and Beacon Quest (developed by Berkeley Lights) as well as Proteomic Barcoding platforms, such as the IsoLight System and the IsoSpark System (developed by IsoPlexis). These platforms provide scientists with opportunities to perform cell biology research through experiments using our proprietary consumables.
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

Recent Developments
On July 7, 2023, we announced that we have launched a process to explore, review and evaluate a range of potential strategic alternatives focused on addressing capital requirements and maximizing stockholder value. There can be no assurance that any offers will be made or accepted, that any agreement will be executed, or that any transaction will be consummated, in connection with the strategic alternatives or capital raising processes.
On June 21, 2023, we received a notice (“Notice”) from The Nasdaq Stock Market (“Nasdaq”) that we are not in compliance with Nasdaq’s Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”), because the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. We have 180 calendar days following receipt of the Notice, or until December 12, 2023, to regain compliance with the Minimum Bid Price Rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180 calendar day grace period. The Notice has no immediate effect on the listing or trading of our common stock on The Nasdaq Global Select Market, subject to our compliance with other Nasdaq continued listing standards. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options, including a reverse stock split, to regain compliance with the Minimum Bid Price Rule. For additional information, see “Risk Factors – An active, liquid trading market for our securities may not be sustained.”
Recent Trends
There are multiple broad based factors impacting our business:
1.Macroeconomic factors have resulted in unfavorable global economic conditions, including increased inflation and interest rates, and may lead to a recession.
2.Global and domestic supply chains and the timely availability of raw materials and product as a result of the COVID-19 pandemic factory slowdowns or shutdowns, border closing and other measures have previously impacted our operational and financial performance and its impact in future periods remains uncertain.
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

Results of operations
Comparison of the three and six months ended June 30, 2023 and 2022
Revenue

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Platform	$6,470	$6,426	$44	1%	$12,573	$13,830	$(1,257)	(9)%
Recurring	7,268	5,929	1,339	23%	12,431	11,372	1,059	9%
Partnership, License and Other	324	6,795	(6,471)	(95)%	7,574	14,154	(6,580)	(46)%
Total revenue	$14,062	$19,150	$(5,088)	(27)%	$32,578	$39,356	$(6,778)	(17)%

See Note 6 to our condensed consolidated financial statements for additional information regarding how our product and service revenue is generated through our Platform, Recurring and Partnership, License and Other revenue streams.

Platform revenue was flat during the three months ended June 30, 2023, compared to the three months ended June 30, 2022 and included $6.0 million of Optofluidic sales and $0.5 million of Proteomic sales.

Recurring revenue increased by $1.3 million, or 23%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily driven by $1.3 million of Proteomic consumable revenue during the three months ended June 30, 2023.

Partnership, License and Other revenue decreased by $6.5 million or 95% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as a result of the completion and termination of the majority of our partnership and service engagements in the second half of 2022.

Platform revenue decreased by $1.3 million or 9% during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a decrease in Optofluidic platform sales of $2.2 million, partially offset by $0.9 million of Proteomic platform sales, which we acquired through the IsoPlexis Merger in March 2023.

Recurring revenue increased by $1.1 million or 9% during the six months ended June 30, 2023, compared to the six months ended June 30, 2022 which was primarily driven by Proteomic recurring revenue of $1.8 million, \ partially offset by a decrease of $0.7 million of Optofluidic recurring revenue.

Partnership, License and Other revenue decreased by $6.6 million or 46% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as a result of the completion and termination of the majority of our partnership and service engagements in the second half of 2022, partially offset by $7.3 million of license revenue related to intellectual property acquired in the IsoPlexis Merger and licensed to a third party.

See below for details of our installed base. Note that the significant majority of our installed base relates to platform sales, with a much smaller percentage being provided under leasing programs.

	Optofluidic Platforms	Proteomic Platforms	Total
Installed base on January 1, 2023	135	—	135
Acquired in IsoPlexis Merger	—	287	287
Q1 2023 Placements	4	4	8
Installed base on March 31, 2023	139	291	430
Q2 2023 Placements	2	3	5
Installed base on June 30, 2023	141	294	435

Cost of sales, gross profit and gross margin

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Cost of sales	$8,019	$6,224	$1,795	29%	$13,107	$12,603	$504	4%
Gross profit	$6,043	$12,926	$(6,883)	(53%)	$19,471	$26,753	$(7,282)	(27%)
Gross margin	43%	67%			60%	68%

Cost of sales for the three and six months ended June 30, 2023 increased by $1.8 million and $0.5 million, respectively, compared to the three and six months ended June 30, 2022 primarily as a result of increased inventory reserves, idle manufacturing costs and amortization expense related to the inventory purchase price adjustment and the intangible assets acquired in the IsoPlexis Merger.

Gross margin for the three and six months ended June 30, 2023 decreased from 67% to 43% and 68% to 60%, respectively, compared to the three and six months ended June 30, 2022. The decrease was primarily a result of increased inventory reserves, idle manufacturing costs and amortization expense related to the inventory purchase price adjustment and the intangible assets acquired in the IsoPlexis Merger. Gross margin for the six months ended June 30, 2023 was positively impacted by the revenue recognized from a License Agreement of $7.3 million, which did not have associated cost of sales.
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

As a result of these changes, we now classify expenses associated with our service center as “Selling, general and administrative” instead of “Research and development” expenses on our condensed consolidated statements of operations starting in the third quarter of 2022. Service center expenses recorded in “Research and development” during the three and six months ended June 30, 2022 were $5.1 million and $9.7 million, respectively. Service center expenses recorded in “Selling, general and administrative” during the three and six months ended June 30, 2023 were $4.8 million and $9.4 million, respectively.

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Research and development	$9,342	$18,178	$(8,836)	(49%)	$17,763	$35,751	$(17,988)	(50%)
Selling, general and administrative	26,258	20,295	5,963	29%	52,805	37,822	14,983	40%
Restructuring	1,093	—	1,093	100%	2,383	—	2,383	100%
Loss on impairment of Goodwill	16,557	—	16,557	NM	16,557	$—	16,557	NM
Total operating expenses	$53,250	$38,473	$14,777	38%	$89,508	$73,573	$15,935	22%

Operating expenses for the three and six months ended June 30, 2023 increased by $14.8 million, or 38% and $15.9 million or 22%, respectively, compared to the three and six months ended June 30, 2022. The increase was primarily related to the increased size of the organization as a result of the IsoPlexis Merger, the goodwill impairment charge recorded during the second quarter of 2023, and restructuring charges, partially offset by a decrease in research and development expenses.
Research and development expense for the three and six months ended June 30, 2023 decreased by $8.8 million, or 49%, and $18.0 million, or 50%, respectively, compared to the three and six months ended June 30, 2022. This decrease reflects the impact of the reclassification of the service center expenses discussed above. In addition, research and development expense decreased during both periods as a result of our strategy to prioritize the return on investment of development initiatives which resulted in workforce reductions and overall lowered spend.

Selling, general and administrative expense for the three and six months ended June 30, 2023 increased by $6.0 million, or 29%, and $15.0 million, or 40%, respectively, compared to the three and six months ended June 30, 2022. This increase reflects the impact of the reclassification of the service center expenses discussed above and costs associated with the operations of IsoPlexis. In addition, selling, general and administrative costs for the six months ended June 30, 2023 increased due to transaction costs associated with the IsoPlexis Merger of $3.5 million.

Restructuring expense for the three and six months ended June 30, 2023 primarily relate to employee termination benefits.

Interest expense

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Interest expense	$1,632	$227	$1,405	619%	$2,016	$451	$1,565	347%

Interest expense increased by $1.4 million and $1.6 million, respectively, for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The increase was primarily due to higher interest expense as a result of the refinancing of our Term Loan with EWB on March 21, 2023, which increased the loan amount from $20.0 million to $70.0 million and also increased the interest rate from 4.17% to the Prime Rate plus one-half of one percent (0.5%). On June 30, 2023, we repaid the outstanding loan amount of $70.0 million in full.
Interest income

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Interest income	$694	$53	$641	1209%	$1,521	$87	$1,434	1648%

Interest income increased by $0.6 million and $1.4 million during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022. These increases are primarily the result of higher yields received on our cash management program.

Other income (expense), net

	Three months ended June 30,		Three month change		Six months ended June 30,		Six month change
(in thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Other income (expense), net	$(2,049)	$(22)	$(2,027)	9214%	$(3,061)	$35	$(3,096)	8846%

Other income (expense), net for the three and six months ended June 30, 2023 included $1.8 million and $2.7 million, respectively, of debt extinguishment costs. On June 30, 2023 we fully repaid our debt with EWB, and on March 21, 2023 we refinanced our term loan with EWB. See Note 12 for further information.

Components of results of operations
Revenue
Our revenue consists of (i) platform, (ii) recurring and (iii) partnership, license and other revenue. Platform revenue consists of the sale of Optofluidic and Proteomic platforms (including the Beacon, Beacon Quest, IsoSpark and IsoLight), associated software, fixed-term sales-type lease arrangements with qualified customers, as well as application support, installation and training. Recurring revenue includes consumables and reagent kits, quarterly workflow subscriptions, annual or multi-year subscriptions arrangements (e.g., Reagent Rental), and fixed fee extended warranty and service programs. Partnership, license and other revenue consists of strategic partnerships, as well as joint development and collaboration agreements where we provide services for the development of new workflows, cells or organism types, revenue from licenses of intellectual property, and other revenue. See Note 6 to our condensed consolidated financial statements for additional information regarding how our product and service revenue is generated through our platform, recurring and partnerships, license and other revenue streams.
Cost of sales, gross profit and gross margin
Cost of sales. Cost of sales includes manufacturing related costs incurred in the production process, including personnel and related costs, costs of component materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities and information technology and amortization expense associated with intangible assets with finite useful lives and the step up in fair value of acquired inventory. Also included in cost of sales are the personnel and related costs associated with our services, expenses related to the development of customized platforms and workflows, feasibility studies on our platforms and service and warranty costs to support our customers. We also include the costs associated with the standard assurance-type product warranty provided on our platforms, which are recorded at the time of sale.

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

Restructuring. Our restructuring expense primarily consists of one-time cash severance benefits associated with the termination of certain employees. Restructuring expense can also include infrastructure charges to vacate facilities and contract cancellation costs. See Note 14 to our condensed consolidated financial statements for additional information.

Other income (expense)
Interest expense. Interest expense consists primarily of interest related to borrowings under our debt obligations.

Interest income. Interest income primarily consists of interest earned on our cash, cash equivalents and short-term available-for-sale debt securities. We sold our short-term available-for-sale debt securities during March 2023.

Other income (expense), net. Other income (expense), net consists primarily of foreign currency exchange gains and losses. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar, primarily related to our operations in the United Kingdom and China. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates. During the three and six months ended June 30, 2023, other income (expense) also included debt refinancing and extinguishment costs.
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
Liquidity and capital resources
As of June 30, 2023, we had approximately $31.0 million in cash, cash equivalents (including marketable securities classified as cash equivalents), which were primarily held in U.S. short-term bank deposit accounts and money market funds. Restricted cash of $0.1 million on June 30, 2023 relates to a letter of credit with an international customer. We have generated negative cash flows from operations since inception through June 30, 2023.

We expect to incur additional operating losses in the foreseeable future as we continue to invest in the research and development of our product offerings, commercialize and launch platforms, and expand into new markets. Our future capital requirements will depend on many factors including our revenue, research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new facilities as well as our manufacturing operations, the expansion of sales and marketing and the introduction of new products. Our future capital needs may also depend upon factors affecting the macroeconomic environment. We have implemented measures to reduce our costs to extend our cash runway, including conducting reductions in force.

As discussed in Note 1 to our condensed consolidated financial statements, certain factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance of such financial statements. Management’s intent is to implement plans that will allow us to continue as a going concern. We intend to improve operating cash flow by increasing our revenue and lowering our operational costs. New commercial leadership, geographic expansion, and a refined product roadmap are expected to drive revenue growth, and significant cost synergies as a result of the IsoPlexis Merger and are expected to lower operating expenses. Cost synergies are expected to be accomplished by eliminating duplicative costs associated with maintaining the infrastructure needed by public companies, complementary R&D capabilities, marketing resources and sales operations, and manufacturing, supply chain, logistics and operations synergies. In addition, we have launched a process to explore, review and evaluate a range of potential strategic alternatives focused on addressing capital requirements and maximizing stockholder value. While management is focused on these efforts, there can be no assurance that we will be successful in doing so.

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

On March 21, 2023, we entered into a Second Amended and Restated Loan and Security Agreement (“Second Amended Loan Agreement”) with EWB. Pursuant to the Second Amended Loan Agreement, EWB increased the existing Amended Term Loan amount of $20.0 million by $50.0 million to an aggregate outstanding principal of $70.0 million (“Second Amended Term Loan”). The Second Amended Loan Agreement had a maturity of 60 months and a variable interest rate per annum equal to (i) the greater of 6.25% or the variable rate of interest, per annum most recently announced by EWB as its prime rate, plus (ii) one-half of one percent (0.5%). We used the proceeds from the Second Amended Term Loan to repay $52.5 million of indebtedness (including prepayment premium and interest) with Perceptive held by IsoPlexis (“Perceptive Credit Agreement”). Associated with these transactions, a $0.2 million loss on extinguishment of debt and $0.7 million commitment fee associated with the Loan Agreement was recorded in Other expense, net on our condensed consolidated statement of operations during the three months ended March 31, 2023.

On June 30, 2023, we repaid in full all outstanding indebtedness under the Second Amended Loan Agreement, and upon such repayment, the Second Amended Loan Agreement and all related guarantees and loan documents were terminated and have no further force and effect. The Second Amended Loan Agreement payoff of $71.2 million included the principal amount of $70.0 million, accrued interest of $0.5 million, an early termination fee of $0.7 million plus other related fees and expenses, which satisfied all of the Company’s indebtedness obligations thereunder. Associated with this repayment, a $1.8 million loss on extinguishment of debt (including the write off of deferred issuance costs amounting to $1.1 million at the payoff date), was recorded in “Other expense, net” on the Company’s condensed consolidated statement of operations during the three months ended June 30, 2023.

In connection with the repayment of such outstanding indebtedness obligations by the Company, all security interests, liens, pledges, financing statements, mortgages and other charges of whatever nature against the collateral and other encumbrances held by East West Bank securing the obligations of any loan party under the Second Amended Loan Agreement were automatically and irrevocably terminated and released.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(39,417)	$(20,588)
Investing activities	5,692	(16,130)
Financing activities	(21,740)	1,376
Net increase (decrease) in cash, cash equivalents and restricted cash	$(55,465)	$(35,342)
Operating activities

Net cash used in operating activities of $39.4 million for the six months ended June 30, 2023 was attributable to a net loss of $73.7 million and a net cash outflow of $3.6 million from changes in our operating assets and liabilities, partially offset by non-cash adjustments of $37.8 million, mainly consisting of goodwill impairment charges, stock-based compensation, equity awards issued for bonuses and depreciation and amortization expense.

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

Investing activities

Net cash used in investing activities of $5.7 million during the six months ended June 30, 2023 was primarily attributable to the net sale of $46.7 million of available-for-sale marketable securities during the first quarter of 2023, partially offset by $40.3 million in cash paid for the IsoPlexis Merger (net of cash acquired in the acquisition).

Net cash used in investing activities was $16.1 million during the six months ended June 30, 2022. Net cash used was primarily driven by the purchase of $9.4 million of available-for-sale marketable securities during the second quarter of 2022 and $6.8 million of purchases of property, plant and equipment. Capital expenditures for the first six months of 2022 include the expansion of our BioFoundry laboratory operations to support current and planned programs as well as leasehold improvements related to our new offices in Boston, Massachusetts.
Financing activities
Net cash used in financing activities was $21.7 million during the six months ended June 30, 2023 and was primarily related to the net repayment of $22.0 million of our long-term debt with EWB (including debt issuance costs and prepayment penalties).
Net cash provided by financing activities was $1.4 million during the six months ended June 30, 2022 and primarily related to proceeds received from the issuance of common stock upon exercise of stock options as well as proceeds received related to the issuance of common stock under our employee stock purchase plan.
Concentration of credit risk
Most of our customers are located in the United States and Asia Pacific. For the three months ended June 30, 2023, three customers accounted for 12%, 11% and 10% of revenue. For the six months ended June 30, 2023, one customer accounted for 22% of revenue. For the three months ended June 30, 2022, three customers accounted for

20%, 11%, and 10% of revenue. For the six months ended June 30, 2022, three customers accounted for 16%, 11% and 10% of revenue.
As of June 30, 2023, two customers comprised 16% and 10% of accounts receivable. As of December 31, 2022, two customers accounted for 24% and 11% of accounts receivable.
Contractual obligations and commitments
The following table summarizes our commitments to settle contractual obligations as of June 30, 2023:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Debt obligations, including interest (1)	$—	$—	$—	$—	$—
Lease commitments (2)	32,991	3,121	12,249	10,157	7,464
Purchase Obligations (3)	21,191	13,805	7,386	—	—
Total	$54,182	$16,926	$19,635	$10,157	$7,464
(1)The Company repaid the loan with EWB in full on June 30, 2023. See also Note 12 for further information.
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

Valuation of Goodwill
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. The allocation of purchase consideration in a business combination requires us to make significant estimates and assumptions. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. We do not amortize goodwill rather, goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, including declines in historical or projected revenue, operating income or cash flows, sustained decreases in our stock price or market capitalization, competition, or sale or disposition of a significant asset.
To determine whether goodwill is impaired, we perform a quantitative impairment test whereby we estimate the fair values of our single reporting unit using a combination of an income and market approach. To determine the fair value, we are required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include the valuation methodology itself, as well as inputs to the valuation model. We utilized a combination of an income and market approach to assess the fair value of the reporting unit as of June 30, 2023. The income approach considers the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate and projected future economic and market conditions while the guideline public company market approach considers marketplace earnings multiples from within a peer public company group.
To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. We also complete a reconciliation between the implied equity valuation prepared and our market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs.

During the six months ended June 30, 2023, we experienced a decline in our market capitalization as a result of a sustained decrease in our stock price. This sustained decrease was considered to represent a triggering event requiring management to perform a quantitative goodwill impairment test as of June 30, 2023. As a result of the impairment test, we fully impaired our goodwill and recorded a loss on impairment of $16.6 million.

Long-Lived Assets
Long-lived assets, including property, plant and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances indicate that the carrying value of an asset may not be recoverable. Events or circumstances that could trigger an impairment review of a long-lived asset or asset group include, but are not limited to: (i) a significant decrease in the market price of the asset, (ii) a significant adverse change in the extent or manner that the asset is used or in its physical condition, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of the asset, (iv) an accumulation of costs significantly in excess of original expectation for the acquisition or construction of the asset, (v) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast of continuing losses associated with the use of the asset and (vi) a more-likely-than-not expectation that the asset will be sold or disposed of significantly before the end of its previously estimated useful life. Should there be an indication of impairment, we first test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset group to the carrying amount of that asset group. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, we are then required to estimate the fair value of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss.

During the six months ended June 30, 2023, we experienced a decline in market capitalization resulting from a sustained decline in our stock price and also recorded a $16.6 million loss on impairment of goodwill. Management considered these events to be triggering events and reviewed its single asset group for realizability. When performing recoverability testing, we are required to identify the asset group’s primary asset and make judgements and estimates about the primary asset’s remaining useful life. The sum of undiscounted cash flows generated over the primary asset’s remaining useful life form the basis for recoverability testing and requires us to make judgments and assumptions regarding the future cash flows that are expected to arise as a direct result of the use and eventual disposition of the asset group. Because the sum of future undiscounted cash flows for our single asset group exceeded the carrying value, management concluded the asset group was recoverable and no impairment charge was recorded. If the asset group or its assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer’s perspective on future cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
An active, liquid trading market for our securities may not be sustained.
There can be no assurance that we will be able to maintain an active trading market for our common stock and warrants on Nasdaq or any other exchange. On June 21, 2023, we received a notice (“Notice”) from The Nasdaq Stock Market (“Nasdaq”) that we are not in compliance with Nasdaq’s Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”), because the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. We have 180 calendar days following receipt of the Notice, or until December 12, 2023, to regain compliance with the Minimum Bid Price Rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180 calendar day grace period. The Notice has no immediate effect on the listing or trading of our common stock on The Nasdaq Global Select Market, subject to our compliance with other Nasdaq continued listing standards. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options, including a reverse stock split, to regain compliance with the Minimum Bid Price Rule. If we are unable to regain compliance with Nasdaq’s listing standards, Nasdaq may delist our common stock. At that point, it is possible that our common stock could be quoted on the over-the-counter bulletin board or the pink sheets. This could have negative consequences, including negative publicity, a negative effect on the price of our common stock, reduced liquidity for stockholders, reduced trading levels for our common stock, limited availability of market quotations or analyst coverage of our securities, stricter trading rules for brokers trading our securities, diminished investor, supplier and employee confidence, and reduced access to financing alternatives for us. We also would be subject to greater state securities regulation if our common stock was no longer listed on a national securities exchange. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

There are uncertainties introduced by our announcement of our exploration, review and evaluation of strategic alternatives focused on addressing capital requirements and maximizing stockholder value.
On July 7, 2023, we announced that we have launched a process to explore, review and evaluate a range of potential strategic alternatives focused on addressing capital requirements and maximizing stockholder value. We do not intend to make further announcements about the strategic alternatives or capital raising processes unless and until our Board of Directors has approved a specific transaction or otherwise determines that further disclosure is appropriate or necessary.
There can be no assurance that any offers will be made or accepted, that any agreement will be executed, or that any transaction will be consummated, in connection with the strategic alternatives or capital raising processes. We may not be able to consummate such a transaction in a timely manner or at all or in a manner that would not adversely impact our business. Strategic transactions are complex and time-consuming to identify, evaluate, negotiate and consummate in compliance with applicable laws and Nasdaq requirements. We may also incur substantial costs in connection with the pursuit of strategic alternatives which are not ultimately consummated. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, such strategic transactions may not be favorable to investors nor deliver any anticipated benefits, and unexpected liabilities may result from such transaction and that the process of consummating or the effects of consummating such a transaction may cause interruption or slow down the operations of our existing or continuing businesses.

We need to obtain substantial funding in the near term in order to continue operations and our exploration of strategic alternatives.
We require significant capital resources in order to continue to operate our business and conduct our exploration of strategic alternatives, and our limited liquidity could materially and adversely affect our business operations. Cash and cash equivalents (including marketable securities classified as cash equivalents) were $31.0 million as of June 30, 2023, and are not anticipated to be sufficient to support our operations for at least 12 months from the date of the filing of this Quarterly Report on Form 10-Q unless we reduce our burn rate or increase our capital. Because we have no current source of committed financing, our current available cash and cash equivalents provide us with limited liquidity. Any required additional capital may not be available on reasonable terms, if at all, due to a variety of factors, including uncertainty about the future direction of the Company, as well as broader conditions in the economy and capital markets. The Company has already engaged in significant cost reductions, including our prior reductions in force, so our ability to further cut costs and extend our operating runway is limited. Without sufficient additional capital funding in the near term, we may be required, among other things, to seek bankruptcy protection.

Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional funding to meet our operational needs, we may be forced to limit or cease our operations and/or liquidate our assets.

Although our unaudited consolidated interim financial statements have been prepared assuming our company will continue as a going concern, our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to satisfy our obligations as they become due within one year from the date of filing of this Quarterly Report on Form 10-Q. For the three months ended June 30, 2023, we had a consolidated net loss of $50.2 million and had an accumulated deficit of $435.3 million as of June 30, 2023. Cash and cash equivalents (including marketable securities classified as cash equivalents) were $31.0 million as of June 30, 2023. We expect to incur additional operating losses in the foreseeable future as we continue to invest in the research and development of our product offerings, commercialize and launch platforms, and expand into new markets. Although we intend to improve operating cash flow by increasing our revenue and lowering our operational costs, we may not succeed in driving revenue growth, including through new commercial leadership, geographic expansion or a refined product roadmap, or in lowering operating expenses, including through the cost synergies expected as a result of the IsoPlexis Merger by eliminating duplicative costs associated with maintaining the infrastructure needed by public companies, complementary R&D capabilities, marketing resources and sales operations, and manufacturing, supply chain, logistics and operations synergies. There can be no assurance that any offers will be made or accepted, that any agreement will be executed, or that any transaction will be consummated, in connection with the strategic alternatives or capital raising processes. If at any time in the future we are unable to continue as a going concern, we may be forced to seek protection from our creditors through bankruptcy proceedings, discontinue operations, and liquidate our assets, and we may receive less than the value at which those assets are carried on our unaudited interim financial statements. Any of these outcomes could cause our stockholders to lose some or all of their investment.

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

If we fail to innovate in response to rapidly evolving technological and market developments, including artificial intelligence, our competitive position and business prospects may be harmed.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by new technology disruption and developments. These may include new software applications or related services based on artificial intelligence, machine learning or robotics. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants, start-up companies and others.

We cannot predict the effect of technological changes on our business. Failure to keep pace with these technological developments or otherwise bring to market products that reflect these technologies could have a material adverse impact on our overall business and results of operations. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, growth and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Unregistered Securities
There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2023.
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

PhenomeX Inc.

Date: August 14, 2023	By:	/s/ Mehul Joshi
Mehul Joshi Chief Financial Officer (Principal Financial Officer)